Form 10QSB
period 1995-06-30
EXPERTELLIGENCE INC
filed 1995-09-01
CIK 723533

U. S. Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1995

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _______ to _______


Commission file Number 0-11596


EXPERTELLIGENCE, INC.
(Exact name of small business issuer)

    California     95-3506403
    (State of incorporation) IRS Employer Identification number

203 Chapala Street,  Suite B, Santa Barbara, CA 93101
(Address of principal executive offices)

 (805) 962-2558
(Issuers telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  NO
    X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practical date.

                       Class                          Outstanding at June 30,
1995
         Preferred stock, no par  34,824,381
         Common stock, no par     94,942,256

EXPERTELLIGENCE, INC.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS



    Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Balance Sheet at June 30, 1995 and September 30, 1994       3

    Statement of Operations for the three month and nine month
    periods ended June 30, 1995 and June 30, 1994          4

    Statements of Cash Flows for the three month and nine month
    periods ended June 30, 1995 and June 30, 1994          5

    Notes to Financial Statements      6

ITEM 2.  MANAGEMENT"S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

    Management's Discussion and Analysis of the
    Financial Condition and Results of Operation      7


PART II - OTHER INFORMATION

    Other information        9

EXPERTELLIGENCE, INC.
BALANCE SHEETS

    at June 30,    at Sept. 30,
    1995 1994
    ASSETS
    Current assets:
         Cash and cash equivalents     $    65,678         $    118,893
         Accounts receivable, net           113,821             90,399
         Costs and estimated earnings in excess of billings          1,500     8
,784
              on uncompleted contracts
         Inventory      40,918              41,379
         Prepaid expenses and other current assets         11,255              5
,260
         Deferred tax asset-current         34,000              57,000

              Total current assets          267,172             321,715

         Product development costs, net          530,446             480,050
         Property and equipment, net        34,452              27,161
         Deferred tax asset-noncurrent      72,000              72,000

              Total assets   $    904,070        $    900,926


    LIABILITIES & STOCKHOLDER'S EQUITY

    Current liabilities:
         Current portion of notes payable   $    19,799    $    30,586
         Accounts payable         21,426              26,840
         Accrued vacation         29,322              26,139
         Deferred revenue         0              32,167
         Other accrued expenses        5,207               5,827

              Total current liabilities          75,755              121,559

    Long term debt      0              0

    Stockholders' equity
         Preferred stock, no par value.  Authorized 100,000,000
              shares; issued and outstanding 34,824,381 shares       696,488   6
96,488
              as of June 30, 1994 and June 30, 1995
         Common stock, no par value.  Authorized 200,000,000
              shares; issued and outstanding 77,442,256 shares as of
              June 30, 1994 and 94,942,256 shares at June 30, 1995        2,808,
226           2,790,726
         Retained earnings (Accumulated deficit)      (2,676,399)              (
2,707,847)

              Net stockholders' equity      828,315             779,367

              Total liabilities and stockholders' equity   $    904,070        $
    900,926

    See accompanying notes to financial statements

EXPERTELLIGENCE, INC
STATEMENTS OF OPERATIONS

    For the three months     For the nine months
    ended June 30, ended June 30,
    (unaudited)    (unaudited)

    1995 1994 1995 1994
    Revenues  $    108,278        $    188,250        $    421,836        $    4
65,467


    Operating costs and expenses

         Cost of Sales       27,342              31,324              133,440   1
03,426
         Advertising & Promotion       254            0              703       0
         General & Administration      69,896              78,266              2
13,992             213,997
         Research & Development        9,480               12,875              1
8,143              35,885

              Total operating costs and expenses           106,972             1
22,466             366,278             353,308

    Profit/(loss) from operations      1,306               65,784              5
5,558              112,159

    Other expense (income)
         Interest expense         643            1,085               2,080     3
,877
         Interest income          (534)               (75)           (1,793)   (
312)
         Gain/Loss on Fixed Assests         0              0              0    0
         Income Tax          0              0              800            0
         Deferred Tax Expense          0              0              23,000    0
         Other          0              0              22             0

              Total other expense (income)       108            1,010          2
4,109              3,564

    Net income (loss)   $    1,197          $    64,774         $    31,450    $
    108,594



    Net income (loss) per share   $    0.0000092      $    0.0005770      $    0
 .0002599      $    0.0009673

    See accompanying notes to financial statements.


EXPERTELLIGENCE, INC.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

    For the three months ended    For the nine months ended
    June 30,  June 30,  June 30,  June 30,
    1995 1994 1995 1994
    (unaudited)    (unaudited)    (unaudited)    (unaudited)
Cash flows from operating activities:
    Net income (loss) for the period ending June 30        $    1,197     $    6
4,774    $    31,450    $    108,594

    Adjustments to reconcile net income (loss) to net cash used by operating activities:
         Depreciation and amortization           7,727          16,207         2
7,423         51,314
         Decrease (increase) in accounts receivable             4,937          (
4,353)        (24,922)       (68,701)
         Decrease (increase) in inventory             116       0         461  4
27
         Decrease (increase) in prepaid expenses           (2,695)        2,945(
7,695)        1,906
         Decrease (increase) in other current assets            1,707          1
0,575         10,484         950
         Increase (decrease) in accounts payable & accrued expenses       (19,68
8)       4,710          (35,018)       40,556

              Total adjustments             (7,895)        30,084         (29,26
8)       26,452

              Net cash provided (used) by operating activities            (6,698
)        94,858         2,182          135,046

Cash flows from investing activities:
    (Increase) decrease in product development costs            (38,306)       (
20,270)       (61,012)       (79,077)
    Purchase of property and equipment           (7,326)        (9,446)        (
24,098)       (11,544)
    Decrease in Deferred Tax Assets              0         0         23,000    0
    Decrease in other assets           0         0         0         0

         Net cash provided (used) by investing activities            (45,632)  (
29,716)       (62,110)       (90,621)

Cash flows from financing activities:
    Repayments of notes to related parties            0         0         0    0
    Repayments of other long-term debt           (3,329)        (13,386)       (
10,786)       (15,197)
    Proceeds from issuance of common stock            0         0         17,500
         0

         Net cash provided (used) by financing activities            (3,329)   (
13,386)       6,714          (15,197)

         Net increase (decrease ) in cash             (55,658)       51,756    (
53,215)       29,228

Cash and cash equivalents as of beginning of period        $    121,336   $    2
,903     $    118,893   $    25,429

Cash and cash equivalents as of period end       $    65,678    $    54,659    $
    65,678    $    54,657



EXPERTELLIGENCE, INC
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly ExperTelligence, Inc.'s financial position as of June 30, 1995 and June 30, 1994 and the results of operations and changes in financial position for the three months and nine months ended June 30, 1995 and 1994.

    The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders September 30, 1990 and are incorporated by reference.

2. Fixed assets are comprised of the following :

         June 30, 1995  Sept. 30, 1994

    Furniture & Fixtures     $ 33,730  $33,730
    Purchased Software  3,467     2,114
    Equipment 334,825   312,080

    Less : Accumulated depreciation    337,570   320,763

         $ 34,452   $ 27,161

3. The results of operations for the nine month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

4. Primary earnings per share are based on the weighted average number of common stock and equivalents outstanding during the period.

5. At September 30, 1994, the Company had the following approximate net operating loss carryforwards available to reduce future Federal income taxes:

    Expiring  Federal Income Tax  Financial Reporting
    September 30   Purposes  Purposes

    1999 $    464,000   $    674,000
    2000      487,000        497,000
    2001      390,000        306,000
    2002      309,000        257,000
    2003      125,000        53,000
    2005      614,000        173,000
    2006      581,000        1,064,000
    2007           40,000         -

         $    3,010,000 $    3,024,000

    SFAS 109 was adopted as of October 1, 1993. The Company believes that the net effect to the tax provision and deferred taxes will not materially differ from the amounts presented in the accompanying financial statements due to the available Federal tax net operating loss carryforwards.

EXPERTELLIGENCE, INC.
MANAGEMENT's DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the quarter ended June 30, 1995 ExperTelligence devoted its efforts to developing WebBase, our first software tool designed specifically for use on the Internet.

WebBase allows Web site designers to provide customers with access to database information over the Internet. WebBase is form driven and interacts with over 50 different database formats including Microsoft Access, Excel, and SQL Server; Sybase SQL Server; Oracle; dBASE; Paradox; and Btrieve. WebBase provides solutions ranging from simple access to real estate listings, to detailed product pricing and availability information, or complex catalog ordering applications. It includes password protection to allow general access to anyone browsing a site or limited access to a specific set of authorized individuals. Database pages created in WebBase can have pictures, input forms, anchors, and any other feature provided by HTML. The fields from a database record may be placed anywhere in an HTML document.

The WebBase product is currently being beta tested with final release expected in September 1995. The extensive research and development effort required to prepare WebBase for commercial release is reflected in reduced earnings for the quarter. It is expected that revenues and earnings will increase in the next six months as WebBase sales commence.

Revenues for the three months ended June 30, 1995 were primarily the result of contracted development work on the PC ANDE product. The initial version of PC ANDE was delivered in May to Ameritech. Subsequently, an additional contract was secured for the creation of a pricing module for this software system. Work began on the pricing module in June with completion scheduled for the end of September. PC ANDE and all its component modules will be sold under the terms of a co-marketing agreement established with Ameritech in the prior fiscal year. It is anticipated that outside sales will be realized before the end of the September, 1995.

Additional income was recognized from ongoing maintenance contracts, the development of interactive voice response (IVR) systems, and the creation of Web pages for outside Internet sites.

Management intends to reduce research and development costs in the next quarter while continuing to watch costs and seek additional sources of revenue in an effort to continue growing the company.

Revenues for the three month and nine month periods ended June 30, 1995 were $108,278 and $421,836, respectively. Comparable figures for the prior year are $188,250 and $465,467. It should be noted that figures for the prior year include a $60,000 one-time bonus received upon signing of the ANDE co-marketing agreement with Ameritech.

The PC ANDE contract initiated at the end of the last fiscal year and the related pricing contract remain major sources of revenue (representing 51% of total revenue). Internet related revenue, however, represents an increasing percentage of total revenue. This trend is expected to continue as the WebBase product is released for final sale.

Cost of sales for the three months ended June 30, 1995 is $27,342. Cost of sales year to date is $133,440. By comparison, cost of sales for the three months ended June 30, 1994 was $31,324, and cost of sales for the prior year to date period was $103,426. Cost of sales as a percentage of revenue remains below 35%.

Advertising and promotion expenses remain minimal ($254 for the quarter and $703 year to date, as opposed to $0 in the prior fiscal year). The costs of all advertising for PC ANDE are borne by Ameritech as decided in the co-marketing agreement signed last year. It is anticipated that such expenses will increase when the WebBase product is brought to market, but not substantially as our intention is to market the product primarily over the Internet (a lower cost alternative to conventional print marketing).

General and administrative expense for the three month and nine month periods ended June 30, 1995 were $69,896 and $213,992 respectively. Comparable figures for the prior year are $78,266 and $213,997. General and administrative expense consistently runs at 45% of total revenue, but the company continues to make every effort to keep general and administrative expenses to a minimum.

Research and development costs for the three months ended June 30, 1995 were lower than like costs for the three months ended June, 1994 ($9,480 versus $18,143). The comparison between year to date figures for 1995 and 1994 is similar ($12,875 versus $35,885). This reduction is largely explained by our decision to capitalize research and development costs related to the WebBase product and match those expenses to revenues generated in future months (once the product is available for wide scale sales).

Interest expense was $643 for the three months ended June, 1995 and $1,085 for the fiscal year to date. Interest expense for the same three months in the prior year was $2,080 and $3,877 for the year to date. The dramatic reduction in interest expense reflects the company's strenuous efforts to reduce our level of long term debt.

Interest income was $534 for the three months ended June 30, 1995 and $1,793 for the fiscal year to date. Interest income for like periods in the prior year were $75 and $312. An increase in the company's cash reserves (as compared to the prior year) is responsible for this difference.

Deferred tax expense was not incurred for the three months ended June 30, 1995.
 Deferred tax expense year to date is $34,000. There are no comparable figures for the prior fiscal year as these entries were the result of a change in accounting policy which took effect at the end of the last fiscal year. It should be noted that the level of profit prior to this adjustment ($35,197 quarter to date, and $65,450 year to date) is comparable to revenue figures for like periods in the prior fiscal year ($64,774 quarter to date, and $108,594 year to date) taking into consideration the unusual $60,000 signing bonus received in the third quarter of the last fiscal year.

LIQUIDITY:

At June 30, 1995 the Company reported working capital of $191,417 and net stockholder's equity of $828,315. At September 30, 1994 these figures were $200,156 and $779,367, respectively. The decline in working capital reflects both a temporary reduction in cash due to an increase in time devoted to new product development (as opposed to consulting) and the expected reduction over time of the deferred tax asset for the current year. The continued improvement in net stockholder's equity confirms the company's status as a profitable entity.

Accounts Receivable were greater at June 30 1995 ($113,821) than on September 30th of the previous year ($90,399). The difference is attributed to increased external work during the current reporting period. It is believed that all receivables will be subsequently collected.

Net product development costs were $530,446 at June 30, 1995 and $480,050 at September 30, 1994. In both cases the figure represents approximately 55% of total revenue. Management continues to believe in the commercial viability of the products for which research costs are capitalized. Company employees have participated in sales calls for the PC ANDE product with completion of those sales expected in the next 3 to 6 months. In addition, it is anticipated that WebBase will be released for commercial sale in the next fiscal quarter. At that time the associated capital costs will be matched to revenues and expensed.

Accounts Payable was $21,426 at June 30, 1995 compared to $26,840 at September 30, 1994. Both figures represent slightly less than 3% of total assets.

Accrued vacation was $29,322 at June 30, 1995 compared to $26,139 at September 30, 1994. Again, both figures represent 3% of total assets.

Deferred revenue was $0 at June 30, 1995 compared to $32,167 at September 30, 1994. This decline is attributed to completion of the contract requiring uniform billing at regularly scheduled intervals. All current work is being billed on a time and materials basis with no lag time between performance of the work and invoicing for the effort.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

    None


Item 2 - Changes in Securities

    None


Item 3 - Defaults Upon Senior Securities

    None


Item 4 - Submission of Matters to a Vote of Security Holders

The annual shareholders meeting of ExperTelligence, Inc. was held on June 19, 1995 at the corporate offices of ExperTelligence, Inc.,

The Secretary noted that 70,128,088 shares were represented at this meeting, in person or by proxy, which constituted 54.04% of the outstanding shares of the corporation. This represented a majority and thereby established a quorum.

A motion was made and seconded to elect the following individuals to the Board of Directors: Mr. Denison Bollay, Mr. Robert Reali, Ms. Bernadette Bagley and Mrs. Ofelia Garcia.

There were no nominations from the floor. The ballots were tabulated and the Secretary announced that the four directors had been elected by a vote of 69,985,988 shares in their favor and 142,100 shares withholding authority.

A second motion was made and seconded to appoint McGowan Guntermann, independent certified public accountants as auditors of the company.

The ballots were tabulated and the Secretary announced that the motion was passed 69,854,188 shares for, 190,600 shares against and 83,300 shares abstaining.

A third motion was made and seconded to vote for the approval of a reverse stock split in the ratio of 100:1.

The ballots were tabulated and the Secretary announced that the motion passed with 69,580,088 shares for, 371,800 shares against and 176,200 shares abstaining.


Item 5 - Other Information

    None

Item 6 - Exhibits and Reports on Form 8-K

    (a) None
    (b) Reports on Form 8-K

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ExperTelligence, Inc.
         (registrant)


August 14, 1995         Denison Bollay, President Chief Financial
         Officer and Chairman of the Board
         (signature)

August 14, 1995         Robert Reali, Director
         (signature)


August 14, 1995         Bernadette Bagley, Director
         (signature)


August 14, 1995         Ofelia Garcia, Director
         (signature)