Form 10QSB
period 1996-03-31
EXPERTELLIGENCE INC
filed 1996-05-13
CIK 723533

U. S. Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 1996

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

                    Class                       Outstanding at March 31, 1996
  Preferred stock, no par 233,192
  Common stock, no par 1,164,507

EXPERTELLIGENCE, INC.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS



 Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 Balance Sheet at March 31, 1996 and September 30, 1995  4

 Statement of Operations for the three month and six month
 periods ended March 31, 1996 and March 31, 1995  5

 Statements of Cash Flows for the three month and six month
 periods ended March 31, 1996 and March 31, 1995  6

 Notes to Financial Statements  7

ITEM 2.  MANAGEMENT' DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

 Management's Discussion and Analysis of the
 Financial Condition and Results of Operation  9


PART II - OTHER INFORMATION

 Other information  11

EXPERTELLIGENCE, INC.
BALANCE SHEETS

                                             at March 31, at Sept.30,
                                                   1996       1995
 ASSETS
 Current assets:
  Cash and cash equivalents                          470,769   37,716
  Accounts receivable, net                           206,344  217,183
  Costs and est earnings in excess of billings
   on uncompleted contracts                                0        0
  Inventory                                           38,909   34,583
  Prepaid expenses and other current assets            7,762    4,362
  Deferred tax asset-current                               0   44,000

   Total current assets                              723,782  337,844

  Product development costs, net                     543,053  552,383
  Property and equipment, net                         47,410   32,567
  Deferred tax asset-noncurrent                       26,500   30,000

   Total assets                                $   1,340,747 $952,794


 LIABILITIES & STOCKHOLDER'S EQUITY

 Current Liabilities:
  Current portion of notes payable                 $    4,738  13,293
  Accounts payable                                     41,370  14,393
  Accrued vacation                                     32,836  29,377
  Deferred revenue                                     24,500       0
  Line of Credit                                            0  25,000
  Other accrued expenses                                7,572   5,398

   Total current liabilities                          111,016  87,461

 Long term debt                                             0       0

 Stockholders' equity
Preferred stock, no par value.
Authorized 1,000,000 shares;
issued and outstanding 233,192                        466,380 696,488
as of March 31, 1996 and
348,248  shares as of March 31, 1995
Common stock, no par value.  Authorized 2,000,000
shares; issued and
outstanding 1,164,507shares as of March 31, 1996
 and 949,451 as of March 31, 1995              3,338,334    2,808,226
  Retained earnings (Accumulated deficit)     (2,574,983)  (2,639,381)

   Net stockholders' equity                 $  1,229,731   $  865,333

   Total liabilities and stockholders' equity$ 1,340,747   $  952,794

 See accompanying notes to financial statements

EXPERTELLIGENCE, INC
STATEMENTS OF OPERATIONS

                             For the three months For the six months
                                ended March 31,     ended March 31,
                              1996        1995      1996      1995
                                 (unaudited)         (unaudited)

 Revenues                     $313,359   $164,668   $537,777  $313,559


 Operating costs and expenses

Cost of Sales                  $86,542    $56,728   $159,340  $106,098
Advertising & Promotion          4,077          0      5,092       449
General & Administration       155,099     68,812    235,134   144,097
Research & Development           5,956      4,413     30,304     8,663

Total operating costs/exp     $251,674   $129,953   $429,870  $259,307

 Profit/(loss) from operations $61,685    $34,715   $107,907   $54,252

 Other expense (income)
  Interest expense                 190        703        784     1,437
  Interest income              ( 2,907)    (  783)  (  3,216)  ( 1,259)
  Gain/Loss on Fixed Assests         0          0          0         0
  Income Tax                         0          0   (  1,560)      800
  Deferred Tax Expense          27,500     14,800     47,500    23,000
  Other                              0          0          0        22

   Total other expense (inc)   $24,783    $14,720    $43,508   $24,000

 Net income (loss)             $36,902    $19,995    $64,399   $30,252



 Net income (loss) per share $.0361889   $.0001541 $.0553015 $.0002500

 See accompanying notes to financial statements.


EXPERTELLIGENCE, INC.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

                                              For the three months  For the six months
                                                 ended March 31,      ended March 31,
                                                  (unaudited)           (unaudited)
                                          1996       1995         1996         1995

Cash flows from operating activities:
 Net income (loss) for the period
 ending March  31                       $  36,902    $  19,995  $  64,399    $30,252

 Adjustments to reconcile net income (loss) to net cash used by operating activities:
  Depreciation and amortization         $  11,945     $  9,237  $  46,283    $19,696
   Decrease (increase) in a/r             121,830       52,582     10,838    (29,859)
  Decrease (increase) in inventory        ( 4,326)           0    ( 4,326)       345
  Decrease (increase) in prepaid expenses   3,200        2,500    ( 3,600)    (5,000)
  Decrease (increase) in other current assets   0        1,538        200      8,776
  Increase (decrease) in a/p accr exp      42,270     ( 55,726)    32,608    (14,727)
  Increase (decrease) in def  rev        ( 86,125)           0     24,500          0

   Total adjustments                    $  88,794     $ 10,131  $ 106,505    (20,769)

   Net cash (used) by op activities     $ 125,696     $ 30,126  $ 170,904   $  9,483

Cash flows from investing activities:
 (Increase) decrease in prod devel costs$ (15,017)    $ (8,547) $ (31,755) $ (22,706)
 Purchase of property and equipment       (15,686)     (12,375)   (20,041)   (16,772)
 Decrease in Deferred Tax Assets           27,500       14,800     47,500     23,000
 Decrease in other assets                       0            0          0          0

  Net cash (used) by investing activities       $  (3,203)    $ (6,122) $  (4,296) $ (16,478)

Cash flows from financing activities:
 Repayments of notes to related parties $       0     $      0  $ (25,000) $       0
 Repayments of other long-term debt       ( 4,310)     ( 4,104)   ( 8,554)   ( 8,061)
Proceeds from issuance of common stock    300,000            0    300,000     17,500

  Net cash (used) by financing activity $ 295,690  $    (4,104) $ 266,446  $   9,439

  Net increase (decrease ) in cash      $       0  $    19,900  $ 433,054  $   2,443

Cash/ cash equiv beginning of period       52,586      101,436     37,715    118,893
Cash/ cash equivalents as of period end $ 470,769  $   121,336  $ 470,769  $ 121,336



EXPERTELLIGENCE, INC
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly
ExperTelligence, Inc.'s financial position as of March 31, 1996 and March 31, 1995 and the results of operations and changes in financial position for the three months and six months ended
March 31, 1996 and 1995.

 The accounting policies followed by the Company are set forth in
Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders
September 30, 1990 and are incorporated by reference.

2. Fixed assets are comprised of the following :

                               March 31, 1996           Sept. 30,1995

 Furniture & Fixtures             $ 33,730               $33,730
 Purchased Software                  3,467                 3,467
 Equipment                         356,733               336,693

 Less : Accumulated depreciation   346,520               341,323

                                  $ 47,410               $32,567

3. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

4. Primary earnings per share are based on the weighted average number of common stock and equivalents outstanding during the period.

















Note 6 -  INCOME TAXES (continued)

   As of September 30, 1995, the Company had the following approximate net operating loss and tax credit carry forwards available to reduce future federal and state income taxes:

                     Federal     Federal     State         State
       Expiring   Net Operating    Tax    Net Operating     Tax
     September 30    Losses      Credits     Losses       Credits
        1996     $         -    $       -   $ 195,000     $      -
        1997               -            -     255,000            -
        1998               -            -      49,000            -
        1999         272,000       56,000           -            -
        2000         487,000       29,000           -            -
        2001         390,000            -           -            -
        2002         309,000            -           -            -
        2003         125,000            -           -            -
        2004               -        6,000           -            -
        2005         614,000       30,000           -            -
        2006         481,000       39,000           -        9,000
        2007          68,000       14,000           -       15,000
        2008               -       10,000           -            -

                 $ 2,746,000    $ 184,000   $ 499,000     $ 24,000



 SFAS 109 was adopted as of October 1, 1993. The Company believes that the net effect to the tax provision and deferred taxes will not materially differ from the amounts presented in the accompanying financial statements due to the available Federal tax net operating loss carry forwards.

EXPERTELLIGENCE INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the quarter ended March 31, 1996 ExperTelligence continued to aggressively expand the market for its Internet database connectivity tool WebBase. By the end of the quarter we completed packaging and CDs for distribution, and signed up Ingram as a distributor. We also put together a 30 day trial version on CD in a mailing ROMvelope to be used for promotions and trade shows in anticipation of InterOp, Internet World and the Internet Developers Forum.

We also continued development of WebBase Pro with powerful new features unique to WebBase including Agent3W for remote web site integration and Web Data Interchange. It also features Shopping Baskets, Remote Management, Verity's full text search engine, and one day of training. It will ship in May for $4995.

E-Merge is a powerful new email database engine that allows bulk, but
customized emails to be sent automatically.   Users can select portions
of the database to send personalized emails to, embedding information from the database, as well as conditionally including paragraphs.

Revenues for the three and six month periods ended March 31, 1996 were $313,559 and $537,777, up 90% and 72% respectively from comparable figures from the prior year of $164,668 and $313,559.

Cost of sales were $86,542 and $159,340 compared to prior year periods of $56,728 and $106,098. Cost of sales as a percentage of revenue remains below 30%.

Advertising and promotion are still low at $4,077 and $5092 respectively. It is anticipated that these numbers will be significantly larger next quarter as our promotional efforts are initiated.

General and administrative expenses rose to $155,099 and $235,134 for the three and six months ended March 31, 1996 (49% and 44% of revenue). Comparable figures for prior year periods are $68,812 and $144,097. These numbers reflect additional hiring to sell and support WebBase.

Research and development was $5,956 and $30,304 for the three and six months ended March 31, 1996, compared to prior year figures of $4,413 and $8,663. This quarter most of our time was devoted to customer solutions and support since the WebBase engine is complete, while last quarter major advanced features were still in development.

Profit from operations was $61,685 and $107,907 respectively, a 20% pretax margin for the three and six months ended March 31, 1996.

Interest expense was reduced to $190 and $784 from $703 and $1,437 for the three and six months ended March 31, 1996 due to nearly eliminating debt. Interest income rose substantially to $2,907 and $3,216 for the three and six months ended March 31, 1996 compared to $783 and $1,259 due to larger cash balances in our account.

Deferred tax expense rose proportionately with income to $27,500 and $47,500 for the three and six months ended March 31, 1996 from $14,800 and $23,000 respectively. These numbers are a result of a change in accounting policy which took effect FY94, and are not actual cash expenses.

LIQUIDITY:

At March 31, 1996 the Company reported working capital of $723,782 and net shareholders equity of $1,229,731, up from $337,844 and $952,794 on Sept. 30, 1995. This is from earnings and a small private investment in the company. It is anticipated that the company may raise additional capital through an offering to increase marketing efforts on Internet products, working capital and the possibility of an acquisition.

Accounts receivable of $206,344 is almost the same as the $217,183 in September 30, 1995. It is believed all receivables will be subsequently collected.

Net product development costs were $543,053 and $552,383 March 31,1996 and Sept 30,1995 respectively. The reduction reflects amortization of our ANDE product. Management continues to believe in the commercial viability of the products for which research costs are capitalized.

Accounts Payable was $41,370 at March 31,1996 compared to $14,393 at Sept 30,1995. Increased revenues and expenses have resulted in an increase in AP.

Accrued vacation was up slightly to $32,836 at March 31,1996 from $29,377 in Sept 30, 1995.

Deferred revenue was $24,500 compared to none in Sept 30,1995.
This reflects a prepaid ANDE maintenance contract.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

 None


Item 2 - Changes in Securities

 None


Item 3 - Defaults Upon Senior Securities

 None


Item 4 - Submission of Matters to a Vote of Security Holders

 None

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

August 14, 1995  Ofelia Garcia, Director
  (signature)