Form 10QSB/A
period 1996-03-31
EXPERTELLIGENCE INC
filed 1996-05-21
CIK 723533

EXPERTELLIGENCE, INC
STATEMENTS OF OPERATIONS

                             For the three months For the six months
                                ended March 31,     ended March 31,
                              1996        1995      1996      1995
                                 (unaudited)         (unaudited)

 Revenues                     $313,359   $164,668   $537,777  $313,559


 Operating costs and expenses

Cost of Sales                  $86,542    $56,728   $159,340  $106,098
Advertising & Promotion          4,077          0      5,092       449
General & Administration       155,099     68,812    235,134   144,097
Research & Development           5,956      4,413     30,304     8,663

Total operating costs/exp     $251,674   $129,953   $429,870  $259,307

 Profit/(loss) from operations $61,685    $34,715   $107,907   $54,252

 Other expense (income)
  Interest expense                 190        703        784     1,437
  Interest income              ( 2,907)    (  783)  (  3,216)  ( 1,259)
  Gain/Loss on Fixed Assests         0          0          0         0
  Income Tax                         0          0   (  1,560)      800
  Deferred Tax Expense          27,500     14,800     47,500    23,000
  Other                              0          0          0        22

   Total other expense (inc)   $24,783    $14,720    $43,508   $24,000

 Net income (loss)             $36,902    $19,995    $64,399   $30,252



 Net income (loss) per share   $ 0.03     $ 0.02     $ 0.05    $ 0.02

 See accompanying notes to financial statements.




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
