Form 10KSB
period 1996-09-30
EXPERTELLIGENCE INC
filed 1996-12-30
CIK 723533

U. S. Securities & Exchange Commission
                        Washington, D.C. 20549

                             FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
	For the fiscal year ended September 30, 1996

[    ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
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

                          (805) 962-2558
                     (Issuer's telephone number)

  Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
       None                             None

Securities registered under Section 12(g) of the Exchange Act:

    Preferred Stock, no par        Common Stock, no par
       (Title of class)              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for
the past 90 days.                   YES  X          NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy statements or information statements incorporated by reference in Part III
of this Form 10-KSB or in any amendment to this Form 10-KSB.   [ X  ]

Issuers revenues for the most recent fiscal year:  $1,270,773

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the per share closing bid price thereof on the Over-the-Counter Exchange as of a specified date within the past 60 days:
Approximately $6.1 million based on a $6.00 per share closing bid price as of November 27,1996.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Class Outstanding at September, 30 1996
        Preferred stock, no par        159,244
        Common stock, no par         1,331,321

Documents incorporated by reference: Issuers Proxy Statement for its Annual Meeting on August 15, 1996 is incorporated by reference into Part III.

                             ExperTelligence, Inc.
                         Annual Report on Form 10-KSB
                 For the Fiscal Year Ended September 30, 1996

                              Table of Contents


	Item number                                    Page Number

Part I

1.      Description of Business                              v
2.	Description of Property                              vii
3.	Legal Proceedings                                    vii
4.	Submission of Matters to a Vote of
        Security Holders                                     viii

Part II

5.	Market for Common Equity and Related Stockholder
        Matters                                              viii
6.	Management's Discussion and Analysis	             x
7.	Financial Statements                                 1-13
8.	Changes In and Disagreements With
        Accountants on Accounting and Financial
        Disclosure                                           xii

Part III

9.	Directors, Executive Officers, Promoters and Control
        Persons;  Compliance with Section 16(a) of the
        Exchange Act                                         xii
10.	Executive Compensation                               xii
11.	Security Ownership of Certain Beneficial Owners and
		Management                                   xiii
12.	Certain Relationships and Related Transactions       xiv
13.	Exhibits and Reports on Form 8-K                     xiv



Part I

Item 1. Description of Business

The objective of ExperTelligence is to help companies make their information needs or their information-driven products interactive on the World Wide Web. It does this by providing them software tools and applications based on advanced, object-oriented, Internet-aware software technologies which are designed, developed, integrated, and sold by the Company and its partners.

Last year the company successfully completed its transition to the Internet market by successfully introducing its web data-base server, WebBase TM, and its internet compatible mail merge tool, E-Merge TM. The Company will devote considerable resources this next year to further refining its existing internet products and developing and introducing new ones. WebBase TM, is now being distributed through our internet/telephone sales organization, as well as normal retail distribution channels, a major accomplishment achieved this year.

We concluded our first major OEM WebBase TM license with GemStone, Inc., to resell Gem Builder for the Web, to the Global 2000 business objects market. In addition to opening up the UNIX market to WebBase, it delivers the first web server based on persistent business objects. In addition to cash advances the Company will realize royalties based on product sales. GemStone expects to deliver this product in the first quarter of 1997. In addition ExperTelligence will be able to resell WebBase coupled with GemStone's object data base engine.

The Company has established a presence in the telecommunications industry through sale of ANDE TM (Ameritech Network Design Expert). ANDE has been licensed to Southwestern Bell and Bell Canada, and is marketed to other telephone companies by our development partner, Ameritech.

It is estimated that the internet is growing at over 100% a year, and that the database market is growing at around 40% a year. ExperTelligence is now well positioned to take advantage of both of these markets.

Next year will be devoted to further developing our distribution channels and continuing our technical development efforts for WebBase TM. The Company has signed a distribution agreement with Open Technologies of Japan and expects to introduce a Japanese language version of WebBase early in 1997. In addition we expect to introduce several new internet software products here in the United States. We will pursue our OEM strategy for our WebBase "engine."

ExperTelligence employs thirteen people full time and two people part time. Additional contract workers are hired as necessary to complete specific projects.

Business of Issuer

Software development remains the primary business of ExperTelligence. The Company creates tools and applications both independently and under contract for various customers.

WebBase provides users with easy access to database information over the Internet. It includes full server capabilities and can interface with any of 50 database formats including Microsoft Access, Excel and SQL Server, Sybase SQL Server, Oracle, dBase, Paradox, and Btrieve. Full details about WebBase TM may be found on our web site, http://www.webbase.com/.

WebBase provides solutions ranging from simple access to a real estate listing to complex enterprise-wide information system applications in human resources, finance, and sales. It allows existing databases to be enhanced through the addition of hypertext links into other Internet publications.

Ameritech Network Design Expert (ANDE) is a fully integrated design tool which allows users to analyze and determine workable ISDN solutions by illustrating the equipment configurations required to run the applications.
The ANDE co-marketing agreement signed in May of 1994 remains in force. This agreement establishes Ameritech and ExperTelligence as co-owners of ANDE with ExperTelligence entitled to a percentage of all gross sales of the product.

Competitive Information

We were one of the first entrants in the web database server marketplace and have delivered proven solutions to many Fortune 500 customers, but the Internet market is highly dynamic and competitive. Many companies are entering this market.

The rapidly changing nature of the software industry requires that a significant effort be devoted to constantly developing new goods and services.

Regulatory Information

Government approval is not required for the sale of any of the Company's products.

There are no existing or probable government regulations which will have a material effect on the Company, and there is no material cost of compliance to environmental laws.


Item 2. Description of Property

The Company does not own any real property. The following is the Company's principle place of business:

	Location                        Size          Lease Term

	203 Chapala Street, Suite B  2,100 Sq. Ft.     Two Years
	Santa Barbara, CA 93101


Item 3. Legal Proceedings

The Company is not a party to any litigation.



Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting was held on August 15, 1996. During that meeting the items presented below were submitted to a vote of security holders through solicitation of proxies.

                     For       Against     Withheld     Abstained

a.)  Election of the Board of Directors

Robert W. Reali     1,258,812        0       2,108             0
Denison W. Bollay   1,258,812        0       2,108             0
Karl A. Marlantes   1,258,812        0       2,108             0
George Mueller      1,258,812        0       2,108             0
Mario Perry         1,258,812        0       2,108             0


b.)  Approval of 1996 Equity Participation Plan
                    1,006,835   10,091           0         3,204

c.) Approved Amendment of Articles of Incorporation to increase the number of shares of common stock.
                    1,230,472   11,529           0         2,104

d.)   Approved Amendment of Articles of Incorporation to limit director liability.
                    1,242,199   11,529           0         2,104

e.)   Approved indemnification agreements for officers, directors, and agents of the company.
                    1,228,301   12,725           0        3,539

f.)         	Retention of McGowan Guntermann, Independent Certified Public
Accountants, as auditors for the company.
                    1,256,427      688           0        3,805


Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on the Over-the-Counter
Exchange, under the symbol "EXGP". At September 30, 1996 there were approximately 1,112 holders of record (1,110 holding common stock and 2 holding preferred stock).

As of September 30, 1996 the Company's assets and equity are still below NASD's minimum requirements. As such, quotations of the Company's security are not traded on NASDAQ.

The high and low bid price per share of the Company's common stock on the Exchange for the last two fiscal years was as follows (as these shares are traded on the OTC market, the prices indicated below are not necessarily reflective of actual transactions):

                   For the fiscal year ended September 30,
                               1996             1995
                            High     Low    High     Low
First Quarter             $ 1.00   $0.75    $0.10   $0.10
Second Quarter            $14.00   $8.00    $0.10   $0.10
Third Quarter             $13.00   $8.50    $0.40   $0.10
Fourth Quarter            $ 5.00   $4.00    $6.00   $0.40

There were no dividends declared during the past two fiscal years.

No dividends shall be paid or other distributions made (other than those payable solely in Common Stock) with respect to the Common Stock during any fiscal year of the Corporation until dividends in the total amount of $.18 per share on the outstanding shares of Series A Preferred shall have been paid. The Corporation shall not declare or pay any dividends on any shares of Preferred Stock or any other class or series of stock of the Corporation ranking as to dividends on a parity with the Preferred Stock unless the Corporation shall pay a ratable dividend on the Preferred Stock and such parity stock in proportion to the full dividend preference amounts to which each is entitled. After the payment of the full dividend preference amount on the Series A Preferred and on all other parity stock, and after payment in any fiscal year of the Corporation of $.18 per share of Common Stock (adjusted to reflect any subdivision or combination of the Common
Stock after the Original Issue Date of the Series A Preferred) outstanding on such payment date, if any additional dividend is paid in such fiscal year on the Common Stock, the holders of Series A Preferred shall be entitled to receive, contemporaneously with such additional payment on the Common Stock, an amount per share equal to (i) the amount of such additional dividend paid on the Common Stock, multiplied by (ii) the number of shares of Common Stock into which a share of Series A
Preferred is convertible on the date of the payment of the additional dividend on the Common Stock.

Item 6. Management's Discussion and Analysis

General

The past year has been a period of considerable financial strengthening for ExperTelligence. The Company has reduced debt to zero while maintaining a commitment to investing in new products. We have cash in the bank, sales have doubled, and we are profitable.

Having secured the Company's financial base, our attention is now focused on growth. We have made a successful transition to the Internet market.
It is the Company's current goal to create and distribute additional Internet products to meet the needs of this expanding market and grow with it.

Results of Operations


Comparison of Fiscal Year 1996 to Fiscal Year 1995

Sales roughly doubled, increasing 103%. Income from operations increased 42%. Net income after taxes increased by 525% to $427,707 from $68,466. (See Note 6.) These results are consistent with the Company's plan to grow with the internet market.

The increase in net income before taxes over the prior year is largely attributable to the sales of WebBase and ANDE licenses. The change in net income after taxes is attributable to a deferred income tax benefit of $238,000 for 1996.

Liquidity and Capital Resources

Cash increased to $523,422 in 1996 from $37,716 in 1995. The difference is caused by sale of stock of $300,000 and increased profits. Working capital increased over the same period to $779,513 from $250,383 .

The net value of property and equipment increased to $59,769 in 1996 from $32,567 in 1995 due to the purchase of capital equipment for development work.

The net value of Capitalized Product Development Costs decreased by $22,125 due to pro-rata amortization of development associated with ANDE. The Company believes product development costs will be recovered in the future as development costs are matched to sales.

Long term debt has been eliminated.


Item 7. Financial Statements

The Financial Statements as of September 30, 1996 and 1995 are presented on the pages that follow.


Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure

        None.

Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                                                       Year first
Name            Age           Position              elected Director

Denison Bollay  44    President, Chairman of the Board    1980
Robert Reali    35    Vice President, Director            1988
Karl Marlantes  51    Chief Operating Officer, Director   1996


Mr. Denison Bollay is the founder and has been the President of the Company and Chairman of its Board of Directors since March 1980. He received his Bachelor of Science Degree in Engineering in 1974 from Harvey Mudd College.

Mr. Robert Reali was appointed to the board on August 1, 1988. He is Vice President of Development. He has been with ExperTelligence, Inc. since 1981. He majored in Computer Science Engineering at the University of California, Santa Barbara.

Mr. Karl Marlantes was appointed to the board on August 15, 1996. He is Chief Operating Officer and has been with ExperTelligence since August 15, 1996. He received his B.A. in Economics from Yale University in 1967 and a Master of Arts Degree in Politics, Philosophy, and Economics from Oxford University in 1972.

Dr. Mueller and Mr. Perry have resigned as directors until the company provides officers and directors liability insurance.


Item 10. Executive Compensation

The following table sets forth as required all compensation to officers for services rendered in all capacities to the Company during or with respect to the 1996 fiscal year.

Name & Position      Year    Salary    Bonus  Other Annual Compensation

Denison Bollay, CEO l996 $137,274.00  $3,000   0     $137,274.98
Karl Marlantes, COO 1996 $ 15,000.00     0     0     $ 15,000.00
Robert Reali,VP Dev 1996 $ 60,000.00  $3,000   0     $ 61,125.00

The table on the following page sets forth, as to individuals having received greater than 5% of options granted and as to all executive officers and directors as a group, the following information with respect to stock options: (i) the aggregate number of shares of the Company's common stock subject to options granted under the 1988 Incentive Stock Option
Plan and the 1996 Incentive Stock Option Plan through September 30,
1996, (ii) the number of options exercised prior to September 30, 1996, iii) the number of options currently exercisable as of September 30, 1996, and
iv) the average per share option exercise price.   As of September 30, 1996
195,000 options had been exercised.

                          (i)      (ii)      (iii)        (iv)
                        Options   Options    Options     Average
Identity of group       Granted exercised  exercisable  exercise price
Denison Bollay  CEO,Dir  75,000    75,000          0       $0.11
Robert Reali    VP,Dir   45,000    45,000          0       $0.10
Bernadette Bagley        35,000    35,000          0       $0.10
George Barilla           30,000    30,000          0       $0.10
Karl Marlantes  COO,Dir  60,000         0          0       $4.00
Brian Colvin             20,000         0          0	   $4.00
Officers and
Directors as a Group    180,000   120,000          0       $1.40

Item 11. Security Ownership of Certain Beneficial Owners and
Management


On September 30, 1996, no person owned beneficially more than five percent (5%) of the outstanding shares of the common and preferred stock of the Company except as set out below. The Company has no securities other than its preferred stock and common stock.

                                       Number of    Percent of
Name and Address of Beneficial Owner  Shares Owned    Class

Denison Bollay, CEO
P.O. Box 5117, Montecito, CA 93150      395,163       26.5%

BNP Venture Capital Corporation
c/o Bank of the West
50 W. San Fernando, 2nd Floor
San Jose, CA  95113                     150,000       10.1%

George Mueller                           74,622        5.0%
875 Park Lane
Montecito, CA 93108

Officers and Directors as a Group       470,163       31.5%


Item 12. Certain Relationships and Related Transactions

         None.

Item 13.	Exhibits and Reports on Form 8-K.

Resignations of Registrant's Directors
On September 3, 1996 the board accepted the resignations of Mario J.
Perry and Dr. George Mueller from the Board of Directors. These individuals expressed their concern about the company not having officers and directors insurance. The cost of officers and directors insurance is prohibitive and both people stated their interest in serving on the board of ExperTelligence once liability insurance is in place.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        ExperTelligence, Inc.




December 27, 1996  Denison Bollay,
                   President, Chief Financial Officer and
                   Chairman of the Board




December 27, 1996  Robert Reali, Director




December 27, 1996  Karl Marlantes, Director

                           FINANCIAL STATEMENTS

                        September 30, 1996 and 1995


                           EXPERTELLIGENCE, INC.

TABLE OF CONTENTS

                                   Page

Independent Auditor's Report        1
Financial Statements:
Balance Sheets                      2
Statements of Income                3
Statements of Shareholders' Equity  4
Statements of Cash Flows            5
Notes to Financial Statements    6 - 15

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
ExperTelligence, Inc.
Santa Barbara, California

We have audited the accompanying balance sheets of ExperTelligence, Inc., a California corporation, as of September 30, 1996 and 1995, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ExperTelligence, Inc., at September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                             December 4, 1996

                    EXPERTELLIGENCE, INC.
	               BALANCE SHEETS
                  September 30, 1996 and 1995

                          ASSETS

                                       1996       1995
CURRENT ASSETS
 Cash:
  Non-interest bearing             $   56,653  $   13,557
  Interest bearing                    466,768      24,159

   Total Cash                         523,422      37,716

  Accounts receivable-related party
    (Note 9)                            7,167        -
  Accounts receivable-net of allow
    (Note 1E)                         202,526     217,183
  Inventory (Note 1C)                  68,300      34,583
  Prepaid expenses and other current
    assets                             17,280       4,362
  Deferred tax assets                  85,000      44,000
    (Note 1J and 6)
   Total Current Assets               903,695     337,844

PROPERTY AND EQUIPMENT, NET (Note 2)   59,769      32,567

OTHER ASSETS
  Product development costs, net
    (Note 1D)                         530,258     552,383
  Deferred tax assets                 227,000      30,000
    (Note 1J and 6)
   Total Other Assets                 757,258     582,383

     TOTAL ASSETS                 $ 1,720,722   $ 952,794

             LIABILITIES AND SHAREHOLDERS' EQUITY
                                      1996        1995
CURRENT LIABILITIES
  Accounts payable                 $   57,932    $  14,393
  Accrued payroll taxes                   178        5,398
  Accrued vacation                     40,072       29,377
  Deferred revenue                     26,000          -
  Line of credit (Note 10)              -           25,000
  Notes payable (Note 9)                -           13,293

   Total Current Liabilities          124,182       87,461


SHAREHOLDERS' EQUITY
 (Notes 3 and 4):
 Preferred stock, no par value,
 authorized 1,000,000 shares;
 issued and outstanding 159,244
 shares for 1996
 and 348,248 shares for 1995
(liquidation preference is $3
 per share, see Note 3)               318,487      696,488
Common stock, no par value,
authorized 2,000,000 shares;
issued and outstanding
1,331,321 shares for 1996 and
949,451 shares for 1995             3,189,727    2,808,226
Common stock subscribed (Note 5)      300,000        -
Accumulated deficit                (2,211,674)  (2,639,381)

  Total Shareholders' Equity        1,596,540      865,333
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY           $1,720,722   $  952,794


SEE AUDITOR'S REPORT AND NOTES TO FINANCIAL
STATEMENTS

                     EXPERTELLIGENCE, INC.

                     STATEMENTS OF INCOME
      For the Years Ended September 30, 1996 and 1995


                                  1996     1995
INCOME (Note 7)              $1,270,773  $   626,437

OPERATING COSTS AND EXPENSES
  Cost of sales                 364,808      183,245
  Selling and marketing          62,839        1,793
  General and administration    564,887      280,164
  Research and development       99,363       35,559

    Total Operating Costs
      and Expenses            1,091,897      500,761


INCOME FROM OPERATIONS          178,876      125,676

OTHER EXPENSES (INCOME)
  Interest expense                  931        3,424
  Interest income               (10,051)      (2,014)
  Miscellaneous income           (2,511)         -

  Total Other Exp (Income)      (11,631)       1,410


INCOME BEFORE INCOME TAXES      190,507      124,266

INCOME TAXES (Note 6)          (237,200)      55,800

NET INCOME                 $    427,707   $   68,466


EARNINGS PER SHARE AND
COMMON STOCK
EQUIVALENTS (Note 1G):

INCOME BEFORE INCOME TAXES    $   .1368   $  0.0987
INCOME TAXES                     (.1703)     0.0443

NET INCOME                    $   .3071   $  0.0544

EQUIVALENT NUMBER OF SHARES   1,392,621    1,258,859



SEE AUDITOR'S REPORT AND NOTES TO FINANCIAL STATEMENTS

                                                 EXPERTELLIGENCE, INC.
                                        STATEMENTS OF SHAREHOLDERS' EQUITY
                                 For the Years Ended September 30, 1996 and 1995

                                                               Common Stock
	             Preferred Stock          Common Stock      Subscribed		           Net
                                                                                  Accumulated Shareholders
                    Shares       Amount     Shares     Amount  Shares  Amount	    (Deficit)     Equity
Balance, 9/30/94  34,824,381  $696,488  77,442,256  $2,790,726     -       -      $(2,707,847)  $ 779,367

Stock issued          -            -    17,500,000      17,500     -       -            -          17,500

Rev. stock split (34,476,133)      -   (93,992,805)      -         -       -            -            -
100:1 (Note 3)

Net income            -            -	      -	          -	   -       -           68,466	   68,466

Balance, 9/30/95     348,248   696,488     949,451   2,808,226     -       -       (2,639,381)    865,333

1988 ISOP shares      -            -        35,000       3,500     -       -            -           3,500
 issued for cash

1988 ISOP shares      -            -       160,000       -         -       -            -            -
issued for stock

Stock redeemed        -            -      (145,000)      -         -       -            -            -
to issue stock

Stock reissued        -            -       142,866       -         -       -            -            -

Preferred shares
 converted to
 Common shares     (189,004)  (378,001)    189,004     378,001     -       -            -            -

Common stock           -           -          -           -      100,000  300,000       -         300,000
subscribed (Note 5)

Net income             -	   -	      -           -        -       -          427,707     427,707

Balance, S9/30/96   159,244   $ 318,487  1,331,321 $ 3,189,727	 100,000 $300,000 $(2,211,674) $1,596,540


SEE AUDITOR'S REPORT AND NOTES TO FINANCIAL STATEMENTS

                  EXPERTELLIGENCE, INC.

                 STATEMENTS OF CASH FLOWS
      For the Years Ended September 30, 1996 and 1995

                                     1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                       $ 427,707  $   68,466
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Depreciation and amortization       94,781      36,384
 Common stock issued as a bonus        -         17,500
 Deferred tax expense (benefit)    (238,000)     55,000
  Decrease (increase) in:
  Accounts receivable                 7,490    (126,784)
  Inventory                         (33,717)      6,796
  Prepaid expenses and other
   current assets                   (12,918)        898
  Estimated earnings in excess of
   billings on uncompleted contracts   -          8,784
 Increase (decrease) in:
  Accounts payable and accrued
    expenses                           38,319    (12,075)
  Income taxes payable                  -          (800)
  Accrued vacation                     10,695      3,238
  Deferred revenue                     26,000    (32,167)

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                          320,357     25,240

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in product development
   costs                              (60,160)   (88,157)
 Purchase of property and equipment   (39,698)   (25,966)

NET CASH USED BY INVEST. ACTIVITIES   (99,858)  (114,123)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds (repayments) on line of
   credit                             (25,000)    25,000
 Repayments of notes payable          (13,293)    (3,098)
 Common stock subscribed              300,000        -
 Common stock issued                    3,500        -
 Repayments of capital lease
  obligations                             -      (14,196)

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                          265,207      7,706

NET INCREASE (DECREASE) IN CASH       485,706    (81,177)
CASH AND EQUIVALENTS -
   BEGINNING OF YEAR                   37,716    118,893
CASH AND EQUIVALENTS - END OF YEAR  $ 523,422  $  37,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  (Note 11)
Cash paid during the year for:
  Interest                         $      931  $   3,402
  Income taxes                            800        800

SEE AUDITOR'S REPORT AND NOTES TO FINANCIAL STATEMENTS

              EXPERTELLIGENCE, INC.

         NOTES TO FINANCIAL STATEMENTS
          September 30, 1996 and 1995


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Business

ExperTelligence, Inc., (the Company) was incorporated in
California on March 31, 1980. The Company develops custom software applications for telecommunication and transportation companies and publishes general purpose software products for the Internet.

B. Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

C. Inventory

Inventory consists primarily of product manuals, CD ROMs, and processing boards and is stated at the lower of average cost (determined on the FIFO basis) or market. A reserve for obsolescence of $242,883 and $242,883, has been provided for 1996 and 1995, respectively.

D. Product Development Costs

Product development costs represent the costs of new products and new application enhancements to existing products incurred subsequent to establishing technological feasibility of the product and prior to the date the product is available for release to customers. Amortization is calculated using the greater of the straight-line method over its economic useful life, approximately five years, or on a product-by-product basis in the ratio that current period sales bear to the total of current and anticipated revenues. This policy was adopted by the Company as of April 1, 1986, in accordance with the provisions of Financial Accounting Standards Board Statement No. 86, "Accounting for Software Development
Costs." Total costs capitalized during the fiscal years ended September 30, 1996 and 1995, aggregated $60,160 and
$88,157, respectively. Related amortization, utilizing the straight-line method, for the year ended September 30, 1996 and 1995, aggregated $82,285 and $15,824, respectively. Accumulated amortization of product development costs aggregated $231,143 and $148,858, at September 30, 1996 and 1995, respectively.

E. Allowance For Doubtful Accounts

The allowance for doubtful accounts at September 30, 1996 and 1995, is $18,000 and $0, respectively.

        EXPERTELLIGENCE, INC.

     NOTES TO FINANCIAL STATEMENTS
      September 30, 1996 and 1995


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

F. Revenue

Revenue from software sales is recognized on delivery of the software when no further obligations remain under the sales or licensing agreement. Revenue from software license agreements that include significant product development is recognized upon the percentage of completion method. As of September 30, 1996 and 1995, there were no costs and estimated earnings in excess of billings or billings in excess of costs on uncompleted contracts. Product development services include postcontract customer support and software services. Revenue from postcontract customer support is recognized ratably over the period of the postcontract support arrangement. Revenue from software services is recognized as the services are performed.

G. Earnings Per Share

Earnings per common share and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Preferred shares are considered in the computation of earnings per common and common equivalent shares for the years ended September 30, 1996 and 1995. Stock options were not considered in the computation of common equivalent shares for 1995, because the stock options were considered antidilutive.

H. Research and Development

Research and development expenses, not subject to capitalization, are charged to expense as incurred.

I. Property and Equipment

Property and equipment is recorded at cost. Depreciation expense is provided over the useful lives of the assets, which range from three to five years, using the straight-line method.

J. Income Taxes

The Company uses Statement of  Financial Accounting
Standards No. 109, "Accounting for Income Taxes"(SFAS
No. 109) in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

        EXPERTELLIGENCE, INC.

     NOTES TO FINANCIAL STATEMENTS
      September 30, 1996 and 1995


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

K. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Note 2 - PROPERTY AND EQUIPMENT

Depreciation expense at September 30, 1996 and 1995, is
$12,496 and $20,560, respectively. Property and equipment at September 30, 1996 and 1995, is summarized as follows:

                          1996         1995

Furniture and fixtures $   33,982  $   33,730
Purchased software          3,467       3,467
Equipment                 366,855     336,693
                          404,304     373,890

Less: Accumulated
      depreciation        344,535     341,323

                       $   59,769  $   32,567


Note 3 - HAREHOLDERS' EQUITY

In September, 1995, the Company's Board of Directors authorized a 100 to 1 reverse stock split of the Company's common and preferred stock. As a result of the reverse stock split, total common shares issued and outstanding were reduced to 949,451, and total preferred shares issued and outstanding were reduced to 348,248. All references in the accompanying financial statements to the number of common and preferred shares and per-share amounts for 1995 have been restated to reflect the reverse stock split.

17,500,000 shares of common stock (prior to the reverse stock split) in the amount of $17,500, were issued to the employees of the Company as a bonus in the fiscal year ended September 30, 1995.

         EXPERTELLIGENCE, INC.

      NOTES TO FINANCIAL STATEMENTS
       September 30, 1996 and 1995


Note 3 - SHAREHOLDERS' EQUITY (continued)

During the year ended September 30, 1996, the majority of employees under the 1988 Incentive Stock Option Plan (ISOP) used their previously issued shares of the Company's common stock to exercise their options and purchase the common shares (Note 4). In total, 145,000 shares of common stock were redeemed by employees at a price of $7.50 per share which was the fair market value of the shares on June 27, 1996. These shares were canceled and 2,134 shares were used to exercise 160,000 shares of common stock under the 1988 ISOP at a price of $.10 per share. Subsequently, 142,866 shares (145,000 shares
- 2,134 shares) of common stock were reissued to the same employees at $7.50 per share. The remaining 35,000 shares under the 1988 ISOP were exercised with cash.

The preferred stockholders have voting rights equal to that of common stockholders. The preferred stock is convertible into common stock on a one-for-one basis at any time. No shares of preferred stock were issued during the year ended September 30, 1996 and 1995. During the year ended September 30, 1996, 189,004 shares of preferred stock were converted to 189,004 shares of common stock. The preferred stock is nonredeemable, has a preference in liquidation equal to $3 per share plus any declared but unpaid dividends and provides for dividends to be declared at management's discretion. As of September 30, 1996 and 1995, no dividends have been declared.


Note 4 -STOCK OPTION PLANS

A. 1983 Incentive Stock Option Plan

In June 1983, the Company adopted an employee Incentive
Stock Option Plan (1983 ISOP) and a Nonqualified Stock
Option Plan (NSOP). Under the 1983 ISOP, the Company reserved a maximum of 55,000 shares to be issued upon the exercise of options. The number of shares that may be issued pursuant to the NSOP is subject to determination of the Board of Directors. Both plans are administered by the Board of Directors. As of September 30, 1996 and 1995, the board has not granted any options under the NSOP. As of September 30, 1996 and 1995, there are no options outstanding under the 1983 ISOP.

B. 1988 Incentive Stock Option Plan

In August 1988, the Board of Directors adopted a new ISOP (1988 ISOP), whereby options may be granted to management and key employees at exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant. The Company has reserved
200,000 shares of common stock for the exercise of options under this plan. For the year ended September 30, 1995, there were 195,000 options outstanding at exercise prices per share of $.10 for options with a ten-year term and $.11 for those options with five-year terms (the estimated fair market value at the date of the grant). No options were exercised during the years ended September 30, 1995.

              EXPERTELLIGENCE, INC.

          NOTES TO FINANCIAL STATEMENTS
           September 30, 1996 and 1995


During the year ended September 30, 1996, the remaining
stock options of 195,000 shares were exercised.  35,000
shares were issued for cash and 160,000 shares were issued in exchange for stock of the Company.

At September 30, 1996 and 1995, options to purchase -0-shares and 195,000 shares, respectively, of the Company's common stock were exercisable under the 1988 ISOP.

C. 1996 Equity Participation Plan

On August 15, 1996, the Board of Directors adopted the
1996 Equity Participation Plan, whereby options may be granted to employees, consultants, or independent directors. For Incentive Stock Options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For Nonqualified Stock Options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The board of directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. The Company has reserved a total of 475,000 shares of common stock for the exercise of options under this Plan. On August 23, 1996, 87,500 of options were granted under the Incentive Stock Option Plan to purchase the Company's common stock at $4 per share (the fair market value on the date of the grant). As of September 30, 1996, options to purchase
87,500 of the Company's common stock were exercisable under the 1996 Incentive Stock Option Plan. No options were granted under the Nonqualified Stock Option Plan.

The Company has elected not to adopt early implementation of Statement of Financial Accounting Standards No. 123
"Accounting For Stock-Based Compensation."


Note 5 - COMMON STOCK SUBSCRIBED

On February 26, 1996, the Company signed a stock subscription agreement for 100,000 shares of common stock at a price of $300,000. As of September 30, 1996, the Company received the $300,000, but issued the common shares in October 1996.


Note 6 - INCOME TAXES

Temporary differences have resulted between financial statement and income tax reporting including depreciation, capitalized software costs, non-deductibility of accrued vacation wages not paid within seventy-five days of year end, and net operating loss carryforwards.

            EXPERTELLIGENCE, INC.

        NOTES TO FINANCIAL STATEMENTS
         September 30, 1996 and 1995

Note 6 - INCOME TAXES (continued)

Income tax expense (benefit) for the years ended September 30, 1996 and 1995, are as follows:

                         1996         1995
  Current             $       800  $      800
  Deferred               (238,000)     55,000

    Total             $  (237,200) $   55,800

Components of the deferred tax assets and (liabilities) recognized in the balance sheet at September 30, 1996, are as follows:

                          Current    Non-current

 Accrued vacation pay    $ 17,000    $        -
 Property and equipment         -       (20,000)
 Software costs                 -      (229,000)
 Deferred state tax         5,000         1,000
 Net operating losses      63,000       818,000
 Deferred tax credits           -       211,000
                           85,000       781,000
 Deferred tax assets
    valuation allowance         -      (554,000)

 Deferred tax asset      $ 85,000    $  227,000

Reconciliation of the difference between income taxes computed at Federal statutory tax rates and provision for income taxes, for the year ended September 30, 1996, is as follows:

Income taxes computed at
  Federal statutory tax rate         $    65,000
State tax provision                       11,000
Graduated tax rates                        8,000
Net operating loss and deferred credits	  42,000
Valuation allowance                     (363,200)

Provision for income taxes            $ (237,200)

              EXPERTELLIGENCE, INC.

         NOTES TO FINANCIAL STATEMENTS
          September 30, 1996 and 1995


Note 6 - INCOME TAXES (continued)

As of September 30, 1996, the Company had the following approximate net operating loss and tax credit carryforwards available to reduce future federal and state income taxes:

             Federal     Federal    State     State
Expiring   NetOperating    Tax   NetOperating  Tax
September30   Losses     Credits    Losses    Credits
1997            -           -       225,000      -
1998            -           -        49,000      -
1999        42,000       56,000        -         -
2000       487,000       29,000        -         -
2001       390,000          -          -         -
2002       309,000          -          -         -
2003       125,000          -          -         -
2004           -          6,000        -         -
2005       614,000       30,000        -         -
2006       481,000       39,000        -       9,000
200        768,000       14,000        -      16,000
2008           -         10,000        -         -

        $2,516,000     $184,000    $274,000  $25,000

Components of the deferred tax assets and (liabilities) recognized in the balance sheet at September 30, 1995, are as follows:
                                   Current  Non-current

Accrued vacation pay              $ 13,000   $    -
Property and equipment                 -       (11,000)
Software costs                         -      (239,000)
Deferred state tax                    4,000     (5,000)
Net operating losses                 27,000    959,000
Deferred tax credits                   -       208,000
                                     44,000    912,000
Deferred tax assets valuation
  allowance                            -      (882,000)

Deferred tax asset                 $ 44,000  $  30,000

             EXPERTELLIGENCE, INC.

          NOTES TO FINANCIAL STATEMENTS
           September 30, 1996 and 1995


Note 6 - INCOME TAXES (continued)

Reconciliation of the difference between income taxes computed at Federal statutory tax rates and provision for income taxes, for the year ended September 30, 1995, is as follows:

Income taxes computed at Federal statutory
  tax rate                                   $    43,000
State tax provision                               11,000
Graduated tax rates                               13,000
Net operating loss and deferred credits           22,000
Valuation allowance                              (33,200)

Provision for income taxes                   $    55,800


Note 7 - SIGNIFICANT CUSTOMERS AND CREDIT RISK

For the year ended September 30, 1996, 71% of accounts
receivable was concentrated among two 	customers.
No one customer accounted for more than 17% of total revenue.
For the year ended September 30, 1995, 96% of accounts receivable was concentrated with one customer and this same customer individually accounted for approximately 86% of total revenue.


Note 8 - CASH AND CASH EQUIVALENTS - CONCENTRATION OF
         CREDIT RISK

Uninsured cash balances were $379,309 at September 30, 1996, and $-0- at September 30, 1995.


Note 9 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 1995, computer equipment
totaling $7,570 was purchased 	from the president of the Company.

During the year ended September 30, 1995, the president and shareholder of the Company loaned $14,000 to the Company.
The $14,000 was repaid without interest to the president during the year ended September 30, 1995.

During the year ended September 30, 1996, the Company performed work for another entity that is owned 50% by the Company's president. Total revenue for this project is $294,792 and accounts receivable is $7,167 at September 30, 1996.

         EXPERTELLIGENCE, INC.

      NOTES TO FINANCIAL STATEMENTS
       September 30, 1996 and 1995


Note 9 - RELATED PARTY TRANSACTIONS (continued)

At September 30, 1995, the Company had a note payable due to
a related party (a significant 		shareholder) in the
amount of $13,293. The note was a demand note with monthly payments of $909, with an annual interest rate of 10%. Interest paid during the year totaled $528 and $1,721 for 996 and 1995, respectively. The note was paid off during the year ended September 30, 1996.


Note 10 - LINE OF CREDIT

During 1995, the Company obtained a $40,000 collateralized bank line of credit with Sanwa Bank bearing interest at the current prime rate plus 2%, payable monthly, and was secured by all assets of the Company. At September 30, 1995, the interest rate was 10.75% and withdrawals against the line of credit were $25,000, which was paid of subsequent to that. The line of credit expired January 31, 1996.


Note 11 - NON-CASH TRANSACTIONS

During the year ended September 30, 1995, the Company issued
$17,500 of common stock to employees as a bonus (See note 3).

During the year ended September 30, 1996, the Company exercised 1988 Stock Options for 160,000 shares of common stock at $.10 per share option price by redeeming 2,134 shares of previously issued common stock at $7.50 per share (Note 4).


Note 12 - SOFTWARE DEVELOPMENT, LICENSE, AND
          DISTRIBUTION AGREEMENT

On September 30, 1996, the Company signed a contract with another company (licensee) to develop and license the Company's software to operate within the licensee's own software (New Product). As part of this contract, the licensee will additionally advance $250,000 as prepaid royalties. The licensee will pay the Company royalties for sub-licensing the New Product. For the later of 90 days following the licensee's acceptance of the New Product or March 31, 1997, the licensee may convert any then outstanding advance balance into an equivalent number of shares of the Company's common stock.
The conversion price will be $5.25 per share.

            EXPERTELLIGENCE, INC.

        NOTES TO FINANCIAL STATEMENTS
          September 30, 1996 and 1995


Note 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, none of which
are held for trading purposes.  The 	Company estimates
that the fair value of all financial instruments at September 30, 1996, does not differ materially from the carrying values of its financial instruments recorded in the accompanying balance sheet. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.