Form 10QSB
period 1996-12-31
EXPERTELLIGENCE INC
filed 1997-02-14
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31,1996

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT

        For the transition period from _______ to _______


Commission file Number 0-11596


ExperTelligence, Inc.
(Exact name of small business issuer)

California                        95-3506403
(State of incorporation)          IRS Employer Identification number

203 Chapala Street, Santa Barbara, CA 93101
(Address of principal executive offices)

(805) 962-2558
(Issuers telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practical date.

Class                      Outstanding at December 31,1996
 Preferred stock, no par   159244
    Common stock, no par   1431321

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS

 Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Balance Sheet at December 31,1996 and December 31,1995      3

  Statement of Operations for the 3 month and 3 month
  periods ended December 31,1996 and December 31,1995         4

  Statement of Cash Flows for the 3 month and 3 month
  periods ended December 31,1996 and December 31,1995         5

Notes to Financial Statements                                 6

ITEM 2.  MANAGEMENT"S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation                7

PART II - OTHER INFORMATION

  Other information                                           8

                             ExperTelligence, Inc.
                                Balance Sheets

                                           at  12/31/96  at  12/31/95
ASSETS
Current assets:
  Cash and cash equivalents                  $522,351.00    $52,583.00
  Accounts receivable, net                   $375,930.00   $328,174.00
  Costs and estim uncompleted contracts            $0.00         $0.00
  Inventory                                   $67,973.00    $34,583.00
  Prepaid exp and other current assets        $17,281.00    $10,962.00
  Deferred tax asset-current                  $76,300.00    $24,000.00
     Total current assets                  $1,059,835.00   $450,302.00

  Product development costs, net             $564,525.00   $537,247.00
  Property and equipment, net                 $56,507.00    $34,460.00
  Deferred tax asset-noncurrent              $227,000.00    $30,000.00

Total assets                               $1,907,867.00 $1,052,009.00


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of notes payable                 $0.00     $9,048.00
  Accounts payable                            $74,890.00     $9,963.00
  Accrued vacation                            $46,310.00    $28,353.00
  Deferred revenue                           $179,666.00   $110,625.00
  Line of Credit                                   $0.00         $0.00
  Other accrued expenses                           $0.00     $1,192.00

  Total current liabilities                  $300,866.00   $159,181.00

Long term debt                                     $0.00         $0.00

 Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares; issued and
  outstanding  348248 shares                 $318,487.00   $696,488.00
  as of December 31,1995 and 159244 shares
  as of December 31,1996.
Common stock, no par value.
  Authorized 2,000,000 shares; issued and
  outstanding 949451 shares as of
  December 31,1995 and 1431321 shares
  at December                              $3,489,727.00 $2,808,226.00
Retained earnings (Accumulated deficit)    $-2,201,213.0 $-2,611,886.0

Net stockholders' equity                   $1,607,001.00   $892,828.00

Total liabilities and stockholders equity  $1,907,867.00 $1,052,009.00

See accompanying notes to financial statements

EXPERTELLIGENCE, INC
STATEMENTS OF OPERATIONS

                             For the three months   Fiscal year to date
                              ended December 31,     ended December 31,
                               1996        1995      1996      1995
                                 (unaudited)         (unaudited)

 Revenues                     $349,757   $224,417   $349,757  $224,417

 Operating costs and expenses

Cost of Sales                   41,295     72,798     41,295    72,798
Advertising & Promotion         70,368      1,016     70,368     1,016
General & Administration       171,620     80,035    171,620    80,035
Research & Development          49,830     24,348     49,830    24 348
Total operating costs/exp     $333,113   $178,197   $333,113  $178,197

 Profit/(loss)from operations $ 16,644   $ 46,220   $ 16,644  $ 46,220

 Other expense (income)
  Interest expense                 138        593        138       593
  Interest income              ( 3,455)    (  309)   ( 3,455)  (   309)
  Gain/Loss on Fixed Assests         0          0          0         0
  Income Tax                       800     (1,560)       800   ( 1,560)
  Deferred Tax Expense           8,700     20,000      8,700    20,000
  Other                              0          0          0         0

   Total other expense (inc)   $ 6,183    $18,724    $ 6,183   $18,724
 Net income (loss)             $10,461    $27,496    $10,461   $27,496



 Net income (loss) per share     $.007    $ .020       $.007     $.020

See accompanying notes to financial statements.

                             ExperTelligence, Inc.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                                        For the three months  For the fiscal yr
                                              ended Dec 31,      ended Dec 31,
                                               (unaudited)         (unaudited)
                                          1996      1995      1996      1995

Cash flows from operating activities:
 Net income (loss) for the period
 ending Dec 31                         $  10,461   $27,496  $ 10,461   $27,496

 Adjs to reconcile net income (loss) to net cash used by operating activities:
  Depreciation and amortization           $11,598   $ 2,462   $11,598  $  2,462
  Decrease (increase) in a/r             (166,237)  110,991  (166,237)  110,991
  Decrease (increase) in inventory            327         0       327         0
  Decrease(increase)in deferred tax assets  8,700    20,000     8,700    20,000
  Decrease (increase) in prepaid expenses      (1)   (6,600)       (1)   (6,600)
  Decrease (increase) in current assets         0         0         0         0
  Increase (decrease) in a/p accr exp      16,780   (33,636)   16,780   (33,636)
  Increase(decrease) in accrued vacation    6,238    (1,024)    6,238    (1,024)
  Increase (decrease) in def rev          153,666   110,625   153,666   110,625

   Total adjustments                     $ 31,071  $(19,164)   31,071   (19,164)

   Net cash (used) by op activities      $ 41,532  $  8,332   $41,532  $  8,332

Cash flows from investing activities:
 (Increase) decrease in prod devel costs $(41,843)  $15,136  $(41,843)  $15,136
 Purchase of property and equipment          (760)   (4,355)     (760)   (4,355)
 Decrease in Deferred TaxAssets                 0         0         0         0
 Decrease in other assets                       0         0         0         0

  Net cash (used) by investing activities $42,603   $10,781   $42,603   $10,781

Cash flows from financing activities:
 Repayments of notes to related parties   $     0   $(4,246)  $     0   $(4,246)
 Repayments of other long-term debt             0         0         0         0
Proceeds from issuance of common stock          0         0         0         0

  Net cash (used) by financing activity   $     0   $(4,246)  $     0   $(4,246)

  Net increase (decrease ) in cash        $(1,071) $14,867  $  (1,071)  $14,867

Cash/ cash equiv beginning of period     $523,422  $37,716  $ 523,422  $ 37,716
Cash/ cash equivalents as of period end  $522,351  $52,583  $ 522,351  $ 52,583



ExperTelligence, Inc.
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly ExperTelligence, Inc.'s financial position as of December 31,1996 and December 31,1995 and the results of operations and changes in financial position for the 3 months ended December 31,1996 and 3 months and December 31,1995.

 The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders September 30, 1996 and are incorporated by reference.

2. Fixed assets are comprised of the following :

                                        12/31/96    09/30/96

        Furniture & Fixtures            $ 33,982    $33,982
        Purchased Software                 3,467      3,467
        Equipment                        367,615    366,855
          Total                          405,064    404,304

        Less : Accumulated depreciation  348,557    344,535

                                        $ 56,507   $ 59,767


3. The results of operations for the 3 month period ended December 31,1996, are not necessarily indicative of the results to be expected for the full year.

4. Primary earnings per share are based on the weighted average number of common stock and equivalents outstanding during the period.

5. At September 30, 1996, the Company had the following approximate net operating loss carryforwards available to reduce future Federal income taxes:

             Federal     Federal    State     State
Expiring   NetOperating    Tax   NetOperating  Tax
September30   Losses     Credits    Losses    Credits
1997            -           -       225,000      -
1998            -           -        49,000      -
1999        42,000       56,000        -         -
2000       487,000       29,000        -         -
2001       390,000          -          -         -
2002       309,000          -          -         -
2003       125,000          -          -         -
2004           -          6,000        -         -
2005       614,000       30,000        -         -
2006       481,000       39,000        -       9,000
2007        68,000       14,000        -      16,000
2008           -         10,000        -         -

        $2,516,000     $184,000    $274,000  $25,000



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

                             ExperTelligence, Inc.
                   MANAGEMENT's DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the quarter ended December 31,1996 ExperTelligence devoted its efforts to enhancing WebBase, our database web server for the Internet, creating GemBuilder for the Web, which will be sold through the efforts of GemStone, Inc., and making a Japanese version of WebBase which will be sold in Japan under the name WebData.

Revenues for the 3 months ended December 31,1996 were primarily the result of WebBase licenses and advances against royalties received from GemStone, Inc. for GemBuilder for the Web.

Management intends to increase marketing efforts, as well as research and development costs in the next quarter in an effort to continue growing the company.

Revenues for the three month period ended December 31,1996 were $349,757, up 56% from $224,417 for the period ended December 31,1995. Net profit was $10,461, down from $27,496 over the same period last year. The decreased profits reflect higher promotion costs and larger marketing and sales staff.

Cost of sales for the three months ended December 31,1996 was $41,295, down 43% from $72,798 for the previous year period. Cost of sales as a percentage of revenue was 12%.

Advertising and promotion expenses for the quarter were $70,368, up significantly over the prior year period's costs of $1,016, reflecting management's decision to actively market our new WebBase product line. These marketing costs will continue, and very likely increase as new products are introduced into the market.


LIQUIDITY:

At December 31,1996 the Company reported working capital of $758,969 and net stockholder's equity of $1,607,001, up from $291,121 and $892,828 on December 31,1995. The increase in working capital reflects higher cash and cash equivalents, $522,351 on December 31,1996 compared to $52,583 on December 31,1995.

Accounts receivable of $375,930 were greater at December 31,1996 than the same period of the previous year's accounts receivable of $328,174. $200,000 of this figure is from GemStone, Inc., which was billed at the end of the period upon completion of contractual product development milestones and reflects payment terms in the GemStone contract. It is believed that all receivables will be collected.

Net product development costs were $564,525 on December 31,1996 compared to $537,247 on December 31,1995. Management continues to believe in the commercial viability of the products for which research costs are capitalized.

Accounts payable was $74,890.00 at December 31,1996 compared to $9,963.00 at December 31,1995.

Accrued vacation was $46,310 at December 31,1996 compared to $28,353 at December 31,1995. Both figures represent less than 3% of total assets.

Deferred revenue was $179,666 on December 31,1996 compared to $110,625 on December 31,1995. $166,667 of the December 31,1996 deferred revenue reflects our work on GemBuilder for the Web which is currently in beta testing and the fact that GemStone has the right to convert any outstanding balance on $250,000 of the prepaid royalties on GemBuilder for the Web into ExperTelligence common shares at $5.25 a share.
This option expires on May 6, 1997.

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

ExperTelligence, Inc.

(registrant)

February 13, 1997 Denison Bollay, President and Chairman of the Board

(signature)

February 13, 1997 Robert Reali, Director

(signature)

February 13, 1997 Karl Marlantes, Director

(signature)