Form 10QSB
period 1997-03-31
EXPERTELLIGENCE INC
filed 1997-05-16
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended March 31,1997

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practical date.

Class                      Outstanding at March 31,1997
 Preferred stock, no par   159244
    Common stock, no par   1471321

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS

 Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Balance Sheet at March 31,1997 and March 31,1996         3

  Statement of Operations for the 3 month and 6 month
  periods ended March 31,1997 and March 31,1996            4

  Statement of Cash Flows for the 3 month and 6 month
  periods ended March 31,1997 and March 31,1996            5

Notes to Financial Statements                                 6

ITEM 2.  MANAGEMENT"S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation                7

PART II - OTHER INFORMATION

  Other information                                           8

                             ExperTelligence, Inc.
                                Balance Sheets

                                           at  3/31/97   at  3/31/96
ASSETS
Current assets:
  Cash and cash equivalents                  $451,372.00   $523,422.00
  Accounts receivable, net                   $145,357.00   $209,693.00
  Costs and estim uncompleted contracts            $0.00         $0.00
  Inventory                                   $73,928.00    $68,300.00
  Prepaid exp and other current assets        $31,271.00    $17,280.00
  Deferred tax asset-current                  $86,751.00    $85,000.00
     Total current assets                    $788,679.00   $903,695.00

  Product development costs, net             $826,311.00   $530,258.00
  Property and equipment, net                 $59,198.00    $59,769.00
  Deferred tax asset-noncurrent              $227,000.00   $227,000.00

Total assets                               $1,901,188.00 $1,720,722.00


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of notes payable                 $0.00         $0.00
  Accounts payable                            $64,905.00    $57,932.00
  Accrued vacation                            $52,921.00    $40,072.00
  Deferred revenue                             $6,500.00    $26,000.00
  Line of Credit                                   $0.00         $0.00
  Other accrued expenses                      $30,850.00       $178.00

  Total current liabilities                  $155,176.00   $124,182.00

Long term debt                                     $0.00         $0.00

 Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares; issued and
  outstanding  159244 shares                 $318,487.00   $318,487.00
  as of September 30, 1996 and 159244 shares
  as of March 31,1997.
Common stock, no par value.
  Authorized 2,000,000 shares; issued and
  outstanding 1331321 shares as of
  September 30, 1996 and 1471321 shares
  at March 31,                             $3,649,727.00 $3,489,727.00
Retained earnings (Accumulated deficit)    -$2,222,202.0 -$2,211,674.0

Net stockholders' equity                   $1,746,012.00 $1,596,540.00

Total liabilities and stockholders equity  $1,901,188.00 $1,720,722.00

See accompanying notes to financial statements

EXPERTELLIGENCE, INC
STATEMENTS OF OPERATIONS

                             For the three months   Fiscal year to date
                                ended March 31,       ended March 31,
                                1997       1996       1997      1996
                                 (unaudited)           (unaudited)

 Revenues                     $248,698   $313,359   $598,456  $537,777

 Operating costs and expenses

Cost of Sales                   38,065     86,542     79,360   159,340
Advertising & Promotion         14,312      4,077     84,680     5,092
General & Administration       173,372    155,099    341,533   235,134
Research & Development          58,369      5,956    111,659    30,304
Total operating costs/exp     $284,118   $251,674   $617,232  $429,870

 Profit/(loss)from operations $(35,420)   $61,685   $(18,776) $107,907

 Other expense (income)
  Interest expense                  70        190        208       784
  Interest income              ( 4,050)    (2,907)   ( 7,505)  ( 3,216)
  Gain/Loss on Fixed Assests         0          0          0         0
  Income Tax                         0          0        800   ( 1,560)
  Deferred Tax Expense         (10,451)    27,500     (1,751)   47,500
  Other                              0          0          0         0

   Total other expense (inc)  $(14,431)   $24,783    $(8,248)  $43,508
 Net income (loss)            $(20,989)   $36,902   $(10,528)  $64,399


 Net income (loss) per share     $(.02)    $   .03     $(.01)     $.05

See accompanying notes to financial statements.

                             ExperTelligence, Inc.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                                        For the three months  For the fiscal yr
                                              ended Mar 31,      ended Mar 31,
                                               (unaudited)         (unaudited)
                                             1997      1996      1997      1996

Cash flows from operating activities:
 Net income (loss)                      $ (20,989)  $36,902  $(10,528)  $64,399

 Adjs to reconcile net income (loss) to net cash used by operating activities:
  Depreciation and amortization           $12,615   $11,945   $24,214  $ 46,283
  Decrease (increase) in a/r              230,573   121,830    64,336    10,838
  Decrease (increase) in inventory         (5,955)   (4,326)   (5,628)   (4,326)
  Decrease (increase) in prepaid expenses (13,991)    3,200   (13,991)   (3,600)
  Decrease (increase) in current assets         0         0         0       200
  Increase (decrease) in a/p accr exp      27,476    42,270    50,494    32,608
  Increase (decrease) in def rev         (173,167)  (86,125)  (19,500)   24,500

   Total adjustments                     $ 77,551   $88,794    99,925   106,503

   Net cash (used) by op activities      $ 56,562  $125,696   $89,397  $170,904

Cash flows from investing activities:
 (Increase) decrease in prod devl costs $(269,516) $(15,017) (311,359)  (31,755)
 Purchase of property and equipment        (7,574)  (15,686)   (8,337)  (20,041)
 Decrease in Deferred TaxAssets           (10,451)   27,500    (1,751)   47,500
 Decrease in other assets                       0         0         0         0

  Net cash (used) by investing actvty   $(287,541)  $(3,203) (321,447)   (4,296)

Cash flows from financing activities:
 Repayments of notes to related parties   $     0   $     0   $     0  $(25,000)
 Repayments of other long-term debt             0    (4,310)        0    (8,554)
Proceeds from issuance of common stock    160,000   300,000   160,000   300,000

  Net cash (used) by financing activity   160,000   295,690   160,000   266,446

  Net increase (decrease) in cash        $(70,979) $418,183  $(72,050)  433,054

Cash/ cash equiv beginning of period     $522,351  $ 52,586  $ 523,422   37,715
Cash/ cash equivalents as of period end  $451,372  $470,769  $ 451,372  470,769



ExperTelligence, Inc.
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly ExperTelligence, Inc.'s financial position as of March 31,1997 and March 31,1996 and the results of operations and changes in financial position for the 3 months ended March 31,1997 and 6 months and March 31,1996.

 The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders September 30, 1996 and are incorporated by reference.

2. Fixed assets are comprised of the following :

                                        3/31/97     09/30/96

        Furniture & Fixtures            $ 33,982    $33,982
        Purchased Software                 7,419      3,467
        Equipment                        371,239    366,855
          Total                          412,640    404,304

        Less : Accumulated depreciation  353,442    344,535

                                        $ 59,198   $ 59,769


3. The results of operations for the 3 month period ended March 31,1997, are not necessarily indicative of the results to be expected for the full year.

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

                             ExperTelligence, Inc.
                   MANAGEMENT's DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the quarter ended March 31,1997 ExperTelligence devoted its efforts to developing ExperForms and WebWizards. In addition the company carried out beta testing and completed documentation for GemBuilder for the Web, which will be sold through the efforts of GemStone, Inc. In addition we added extensive support for the Japanese language version of WebBase, which will be sold in Japan under the name WebData.

Revenues for the 3 months ended March 31,1997 were primarily the result of WebBase licenses and advances against royalties received from GemStone, Inc. for GemBuilder for the Web.

Management intends to increase marketing efforts, as well as research and development costs in the next quarter in an effort to continue growing the company.

Revenues for the three and six month periods ended March 31,1997 were $248,698 and $598,456, down 21% and up 10% respectively from comparable figures from the prior year of $313,359 and $537,777.
Revenues were down in the current quarter compared to the previous year because of a shift of our engineering staff from consulting to new web product development.

Cost of sales for the three and six months ended March 31,1997 was $38,065 and $79,360 compared to prior year periods of $86,542 and $159,340 reflecting the generally lower cost of sales associated with license sales, which occurred this year, versus consulting sales, which occurred in the previous year.

Advertising and promotion expenses increased to $14,312 and $84,680 respectively. These figures are up significantly over the prior year period's costs of $4,077 and $5,092, reflecting management's decision to actively market our new web product line. We started a relationship with a new public relations firm. These marketing costs will continue, and very likely increase as new products are introduced into the market.

General and administrative expenses rose to $173,372 and $341,533 for the three and six months ended March 31,1997. Comparable figures for prior year periods are $155,099 and $235,134. These numbers reflect additional hiring to market web products.

Research and development was $58,369 and $111,659 for the three and six months ended March 31,1997, compared to prior year figures of $5,956 and $30,304. Research and development was higher because of new web product development.

Loss from operations was $35,420 and $18,776 respectively, for the three
and six months ended March 31,1997.   The decreased profits reflect
higher promotion costs and larger marketing and sales staff.

Deferred tax expense dropped proportionately with income to $(10,451) and $(1,751) for the three and six months ended March 31,1997 from $27,500 and $47,500 respectively. These numbers are a result of a change in accounting policy which took effect FY94, and are not actual cash expenses.


LIQUIDITY:

At March 31,1997 the Company reported working capital of $633,503 down from $779,513 due to a decrease in cash and accounts receivable. Net stockholder's equity of $1,746,012, was up from $1,596,540 on September 30, 1996.

Accounts receivable of $145,357 were down at March 31,1997 from the September 30, 1996 figure of $209,693 due to the collection of a GemStone receivable. It is believed that all receivables will be collected.

Net product development costs were $826,311 and $530,258 for the periods ending March 31,1997 and September 30, 1996 respectively. The bulk of the product development costs are related to the acquisition of CSD Corporation. Management continues to believe in the commercial viability of the products for which research costs are capitalized.

Accounts payable was $64,903 at March 31,1997 compared to $57,932 at September 30, 1996.

Accrued vacation was $52,921 at March 31,1997 compared to $40,072 at September 30, 1996. Both figures represent less than 3% of total assets.

Deferred revenue was $6,500 on March 31,1997 compared to $26,000 on September 30, 1996. This reflects one quarter remaining in ANDE maintenance for Bell Canada. $166,667 of the December 31, 1996 deferred revenue reflected our work on GemBuilder for the Web.


PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

See item 5.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

On March 12, 1997 ExperTelligence purchased CSD Corporation of
Toronto, Ontario, for 40,000 shares of ExperTelligence common stock and $28,052 in cash. As part of the transaction, the previous owners of CSD immediately purchased the accounts receivable and other assets of CSD. The purchase of CSD Corporation brings new technology to the ExperTelligence family of software for the emerging Webmaster function. One new ExperTelligence product, WebberActive, is already out on the market as a result of this acquisition. Three more, Webber32, DataPort, and SmartSite, will be released next quarter.

Item 6 - Exhibits and Reports on Form 8-K

(a) None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

May 15, 1997 Denison Bollay, President and Chairman of the Board

(signature)

May 15, 1997 Robert Reali, Director

(signature)

May 15, 1997 Karl Marlantes, Director

(signature)

May 15, 1997 David Swan, Director

(Signature)