Form 10QSB
period 1997-06-30
EXPERTELLIGENCE INC
filed 1997-08-15
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended June 30,1997

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

Class                      Outstanding at June 30,1997
 Preferred stock, no par   159244
    Common stock, no par   1471321

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS

 Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Balance Sheet at June 30,1997 and September 30, 1996    3

  Statement of Operations for the 3 month and 9 month
  periods ended June 30,1997 and June 30,1996             4

  Statement of Cash Flows for the 3 month and 9 month
  periods ended June 30,1997 and June 30,1996             5

Notes to Financial Statements                                 6

ITEM 2.  MANAGEMENT"S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation                7

PART II - OTHER INFORMATION

  Other information                                           8

                             ExperTelligence, Inc.
                                Balance Sheets

                                           at  6/30/97   at  09/30/96
ASSETS
Current assets:
  Cash and cash equivalents                  $160,545.00   $523,422.00
  Accounts receivable, net                   $205,768.00   $209,693.00
  Costs and estim uncompleted contracts            $0.00         $0.00
  Inventory                                   $69,442.00    $68,300.00
  Prepaid exp and other current assets        $31,251.00    $17,280.00
  Deferred tax asset-current                 $140,013.00    $85,000.00
     Total current assets                    $607,019.00   $903,695.00

  Product development costs, net             $855,069.00   $530,258.00
  Property and equipment, net                 $56,216.00    $59,769.00
  Deferred tax asset-noncurrent              $227,000.00   $227,000.00

Total assets                               $1,745,304.00 $1,720,722.00


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of notes payable                 $0.00         $0.00
  Accounts payable                            $45,994.00    $57,932.00
  Accrued vacation                            $58,343.00    $40,072.00
  Deferred revenue                                 $0.00    $26,000.00
  Line of Credit                                   $0.00         $0.00
  Other accrued expenses                           $0.00       $178.00

  Total current liabilities                  $104,337.00   $124,182.00

Long term debt                                     $0.00         $0.00

 Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares; issued and
  outstanding  159244 shares                 $318,487.00   $318,487.00
  as of September 30, 1996 and 159244 shares
  as of June 30,1997.
Common stock, no par value.
  Authorized 2,000,000 shares; issued and
  outstanding 1331321 shares as of
  September 30, 1996 and 1471321 shares
  at June 30,1997                          $3,649,727.00 $3,489,727.00
Retained earnings (Accumulated deficit)    -$2,327,247.0 -$2,211,674.0

Net stockholders' equity                   $1,640,967.00 $1,596,540.00

Total liabilities and stockholders equity  $1,745,304.00 $1,720,722.00

See accompanying notes to financial statements

EXPERTELLIGENCE, INC
STATEMENTS OF OPERATIONS

                             For the three months   Fiscal year to date
                                ended June 30,       ended June 30,
                                1997       1996       1997      1996
                                 (unaudited)           (unaudited)

 Revenues                     $136,388   $416,658   $734,844  $954,434

 Operating costs and expenses

Cost of Sales                   62,240    142,771    140,239   302,110
Advertising & Promotion         15,270     24,074     99,950    29,166
General & Administration       184,811    144,333    532,836   374,619
Research & Development          36,231     26,434    141,534    61,586
Total operating costs/exp     $298,552   $337,612   $914,559  $767,481

 Profit/(loss)from operations$(162,164)   $79,046  $(179,715) $186,953

 Other expense (income)
  Interest expense                 62         145        270       931
  Interest income              ( 2,695)    (3,494)   (10,200)  ( 6,711)
  Gain/Loss on Fixed Assests         0          0          0         0
  Income Tax                         0          0        800   ( 1,560)
  Deferred Tax Expense         (53,262)    36,270    (55,013)   83,770
  Other                              0     (9,770)         0    (9,770)

   Total other expense (inc)  $(55,895)   $23,151    $64,143   $66,660
 Net income (loss)           $(106,269)   $55,895  $(115,572) $120,293


 Net income (loss) per share     $(.06)    $   .04     $(.07)     $.09

See accompanying notes to financial statements.

                             ExperTelligence, Inc.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                                        For the three months  For the fiscal yr
                                              ended June,30      ended June 30,
                                               (unaudited)         (unaudited)
                                             1997      1996      1997      1996

Cash flows from operating activities:
 Net income (loss)                       (106,269)  $55,895  $(115,572) $120,293

 Adjs to reconcile net income (loss) to net cash used by operating activities:
  Depreciation and amortization           $ 5,482   $ 4,193    $29,696   $ 8,621
  Decrease (increase) in a/r              (60,411) (180,865)     3,925 (170,026)
  Decrease (increase) in inventory          4,486    (5,128)    (1,142)   (9,454)
  Decrease (increase) in prepaid expenses      20     2,450    (13,971)     (950)
  Decrease (increase) in current assets         0         0          0         0
  Increase (decrease) in a/p accr exp     (44,337)    4,974      6,157     4,974
  Increase (decrease) in def rev           (6,500)  (79,500)   (26,000)   79,500

   Total adjustments                    $(102,485)  $94,876     (2,560)   94,876

   Net cash (used) by op activities     $(207,529) $(38,981) $(118,132) $(38,981)

Cash flows from investing activities:
 (Increase) decrease in prod devl costs $ (28,759) $ 12,932   (340,118)   12,932
 Purchase of property and equipment        (1,277)   (9,384)    (9,614)   (9,384)
 Decrease in Deferred TaxAssets           (53,262)   26,500    (55,013)   26,500
 Decrease in other assets                       0         0          0         0

  Net cash (used) by investing actvty   $ (83,298) $(30,048)  (404,745)  (30,048)

Cash flows from financing activities:
 Repayments of notes to related parties   $     0   $     0   $     0  $       0
 Repayments of other long-term debt             0    (4,738)        0     (4,738)
Proceeds from issuance of common stock          0     3,500    160,000     3,500

  Net cash (used) by financing activity         0    (1,238)   160,000    (1,238)

  Net increase (decrease) in cash       $(290,827) $(10,171) $(362,877)  (10,171)

Cash/ cash equiv beginning of period     $451,372  $ 470,769  $ 523,422  470,769
Cash/ cash equivalents as of period end  $160,545  $ 460,598  $ 160,545  460,598



ExperTelligence, Inc.
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly ExperTelligence, Inc.'s financial position as of June 30,1997 and June 30,1996 and the results of operations and changes in financial position for the 3 and 9 months ended June 30,1997 and June 30,1996.

 The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders September 30, 1996 and are incorporated by reference.

2. Fixed assets are comprised of the following :

                                        6/30/97     09/30/96

        Furniture & Fixtures            $ 33,982    $33,982
        Purchased Software                 7,708      3,467
        Equipment                        372,227    366,855
          Total                          413,917    404,304

        Less : Accumulated depreciation  357,700    344,535

                                        $ 56,216   $ 59,769


3. The results of operations for the 3 month period ended June 30,1997, are not necessarily indicative of the results to be expected for the full year.

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

                             ExperTelligence, Inc.
                   MANAGEMENT's DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements subject to risks and uncertainties that may cause the Company's actual results to differ materially. Such risks and uncertainties include, but are not limited to, various important competitive and technological factors such as pricing pressures; as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K for the year ended September 30, 1996.

RESULTS OF OPERATIONS

During the quarter ended June 30,1997 the Company devoted its efforts to developing WebberActive 4.0. WebberActive 4.0 is a channel creation and management tool with HTML content authoring and extensive dynamic HTML and stylesheet support. This product is important because it supports new Microsoft standards that will be used by Internet Explorer 4.0 and Windows 98. In addition the company secured consulting contracts with seven customers. These contracts range from private industry to government entities. They involve the use of WebBase, WebberActive and unannounced future products. During this quarter the company concluded the Japanese language version of WebBase, which will be sold in Japan under the name WebData.

We introduced Webber32, a powerful tag based HTML editor via the internet. It can be download from many web sites, and has a dynamic billboard feature to draw attention to our other products.

We also devoted considerable effort on a new web search interface for databases, "Interactive Discovery". This product enhances the ease of developing web database sites, and the quality of the user experience during the process of "discovering" the data they are looking for.

Revenues for the 3 months ended June 30,1997 were the result of sales of contract services, our new product ExperForms
(a one step process to convert paper forms to web database forms), WebBase licenses, royalties received from GemStone, Inc. for GemBuilder for the Web.

Management has increased marketing efforts, as well as research and development in the current quarter as part of a shift towards focus on our WebberActive product.

Revenues for the 3 and 9 month periods ended June 30,1997 were $136,388 and $728,344, down 67% and 24% respectively from comparable figures from the prior year of $416,658 and $954,434.
Revenues were down in the current quarter compared to the previous year because Japanese sales of WebData by our distributor were late to start, and GBWeb royalties from GemStone were slower than expected.
Our ExperForm product is being bundled by Caere with their OmniForm for Internet Publisher product, but is not generating substantial revenues yet. No new licenses were booked during this quarter, but negotiations for new licenses are in process. Additionally we shifted some of our engineering staff from consulting to new web product development.

Cost of sales for the 3 and 9 months ended June 30,1997 was $62,240 and $140,239 compared to prior year periods of $142,771 and $302,110 reflecting the generally lower cost of sales associated with license sales, which occurred this year, versus consulting sales, which occurred in the previous year.

Advertising and promotion expenses decreased to and increased to $15,270 and $99,950 respectively. Prior year period's costs of $24,074 and $29,166, reflected management's decision to actively market the Company's new web product line. Marketing costs will be reduced until our Webber 4.0 product is released.

General and administrative expenses rose to $184,811 and $532,836 for the 3 and 9 months ended June 30,1997. Comparable figures for prior year periods are $144,333 and $374,619. These numbers reflect additional hiring to market web products as well as the addition of our subsidiary in Canada.

Research and development was $36,231 and $141,534 for the 3 and 9 months ended June 30,1997, compared to prior year figures of $26,434 and $61,586. Research and development was higher because of new web product development.

Loss from operations was $162,164 and $179,715 respectively, for the 3
and 9 months ended June 30,1997.   The decreased profits reflect
higher promotion costs and a larger engineering, marketing and sales staff.

Deferred tax expense increased proportionately with income to $(53,262) and $(55,013) for the three and six months ended June 30,1997 from $36,270 and $83,770 respectively. These numbers are a result of a change in accounting policy which took effect FY94, and are not actual cash expenses.


LIQUIDITY:

At June 30,1997 the Company reported working capital of $502,682 down from $633,503 due to a decrease in cash and accounts receivable. Net stockholder's equity of $1,640,967, was up from $1,596,540 on September 30, 1996.

Accounts receivable of $205,768 were down at June 30,1997 from the September 30, 1996 figure of $209,693. It is believed that all receivables will be collected.

Net product development costs were $855,069 and $530,258 for the periods ending June 30,1997 and September 30, 1996 respectively. The bulk of the product development costs are related to the acquisition of CSD Corporation. Management continues to believe in the commercial viability of the products for which research costs are capitalized.

Accounts payable was $45,994 at June 30,1997 compared to $57,932 at September 30, 1996.

Accrued vacation was $58,343 at June 30,1997 compared to $40,072 at September 30, 1996. Both figures represent less than 3% of total assets.



PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

See item 5.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

On March 12, 1997 ExperTelligence purchased CSD Corporation of
Toronto, Ontario, for 40,000 shares of ExperTelligence common stock and $28,052 in cash. As part of the transaction, the previous owners of CSD immediately purchased the accounts receivable and other assets of CSD. The purchase of CSD Corporation brings new technology to the ExperTelligence family of software for the emerging Webmaster function. One new ExperTelligence product, Webber32 and WebberActive 2.0, are already out on the market as a result of this acquisition. SmartSite will be released in the next fiscal year.

Item 6 - Exhibits and Reports on Form 8-K

(a) None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

August 14, 1997 Denison Bollay, President and Chairman of the Board

(signature)

August 14, 1997 Robert Reali, Director

(signature)

August 14, 1997 Karl Marlantes, Director

(signature)

August 14, 1997 David Swan, Director

(Signature)