Form 10KSB
period 1997-09-30
EXPERTELLIGENCE INC
filed 1997-12-24
CIK 723533

U. S. Securities & Exchange Commission
                   Washington, D.C. 20549

FORM 10-KSB

[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1997

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT

         For the transition period from _______ to _______

                Commission file Number 0-11596

                     EXPERTELLIGENCE, INC.
             (Exact name of small business issuer)

      California                 95-3506403
(State of incorporation)        IRS Employer Id number

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

Issuers revenues for the most recent fiscal year:  $955,246

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the per share closing bid price thereof on the Over-the-Counter Exchange as of a specified date within the past 60 days:
Approximately $1,840,776 million based on a $1.25 per share closing bid price as of December 23,1997.


State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practical date.
Outstanding at September, 30 1997
Preferred stock, no par         159,244
Common stock, no par          1,472,621

ExperTelligence, Inc.
Annual Report on Form 10-KSB
For the Fiscal Year Ended September 30, 1997

Table of Contents


Item number                                    Page Number

Part I

1.    Description of Business                         iv
2.    Description of Property                          v
3.    Legal Proceedings                                v
4.    Submission of Matters to a Vote of Security
        Holders                                        v

Part II

5.    Market for Common Equity and Related
       Stockholder Matters                           vii
6.    Management's Discussion and Analysis           vii
7.    Financial Statements                          1-15
8.    Changes In and Disagreements With Accountants
      on Accounting and Financial Disclosure          ix

Part III
9.    Directors, Executive Officers, Promoters and
      Control Persons; Compliance with Section 16(a)
      of the Exchange Act                              x
10.   Executive Compensation                           x
11.   Security Ownership of Certain Beneficial
       Owners and Management                          xi
12.   Certain Relationships and Related
       Transactions                                   xi

13.   Exhibits and Reports on Form 8-K                xi

Part I

Item 1. Description of Business

The objective of ExperTelligence is to support companies in making their information needs or their information-driven products interactive on the World
Wide Web. It does this by providing software tools and applications based on advanced, object-oriented, Internet-aware technologies which are designed, developed, integrated, and sold by the Company and its partners.

The Company successfully completed its transition to the Internet market by continuing sales and support of WebBaseTM, a web data-base server, and its internet compatible mail merge tool, E-Merge TM. The Company devoted considerable resources this year in further promoting these internet products. WebBase is now being sold over the internet and through the Company's telephone sales organization. WebBase is being resold through two major OEMs. "GemBuilder for the Web" from GemStone Systems, Inc. is targeted towards the Global
2000 business objects market, and ExperForms (based on WebBase) is being resold by CAERE Corporation as a business web forms solution.

This year the Company introduced a Japanese version of WebBase and Emerge with Open Technologies of Japan.

This year the Company acquired, Cerebral Systems
Development, a Canadian corporation which produces
software.   As a result of this acquisition the
Company has introduced two new HTML editors, Webber 32 and WebberActive. We are finalizing development of a third product, which will be introduced next year.

The Company has a presence in the telecommunications industry with ANDE TM (Ameritech Network Design
Expert).  ANDE  has been licensed to Southwestern Bell
(12/95) and Bell Canada (6/96), and is jointly owned with our development partner, Ameritech.

ExperTelligence employs ten people full time and one person part time. Additional contract workers are hired as necessary to complete specific projects.

Business of Issuer

Software development remains the primary business of ExperTelligence. The Company creates tools and applications both independently and under contract for various customers.

WebBase provides users the tools to develop easy access to database information over the Internet. It includes full server capabilities and can interface with any of 50 database formats including Microsoft Access, Excel and SQL
Server, Sybase SQL Server, Oracle, dBase, Paradox, and
Btrieve. Full details about WebBase TM may be found on our web site, http://www.expertelligence.com.

WebBase provides for solutions ranging from simple access to a real estate listing to complex enterprise-wide information system applications in human resources, finance, and sales. It allows existing databases to be enhanced through the addition of hypertext links into other Internet publications.

"GemBuilder for the Web" from GemStone Systems, Inc.
is targeted towards the Global 2000 business objects market. It delivers the first web server based on persistent business smalltalk objects. GemStone is transitioning towards Java solutions presently.

In addition, ExperForms, based on WebBase, is being resold through CAERE Corporation packaged with "OmniForm for Internet Publisher". Together, our products allow someone to convert a paper form into a functioning web database solution in minutes. The
Company has participated with CAERE in major trade shows and other joint marketing activities this year allowing the Company to receive industry wide exposure.

WebberActive 4.1 is capable of assisting authors building
"dynamic HTML" pages, as well as building "channels" (part of Microsoft's push technology). This product is based on HTML standards, including the latest standard HTML 4.0. It has Microsoft's Internet Explorer built into the product, and can work closely with Netscape's browsers. An HTML validation engine can verify the adherence of the desired
HTML standard.  The product is also capable of hosting
ActiveX controls, including "design time controls".  The
"tag assistant" helps users select from the hundreds of tags, attributes and values.

Webber32 is a free HTML editor and validation tool the Company distributes internationally to introduce potential customers to the Company. It is downloaded free at over 20 popular internet sites.

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

The Company has entered into negotiations with two of the largest software and hardware manufacturers in the high tech industry. One is a license to use our HTML validation engine from WebberActive. The other is a license for a customized WebBase for a major consumer electronics firm.

Competitive Information

We were one of the first entrants in the web database server marketplace and have delivered proven solutions to many Fortune 500 customers, but the Internet market is highly dynamic and competitive. The Company continues to solidify its market base with the addition of three new OEMs. The rapidly changing nature of the software industry requires that a significant effort be devoted to constantly developing new goods, services and partnerships. The Company has shown significant activity in each of these areas during the last year.

Regulatory Information

Government approval is not required for the sale of any of the Company's products.

There are no existing or probable government regulations which will have a material effect on the Company, and there is no material cost of compliance to environmental laws.

Item 2. Description of Property

The Company does not own any real estate. The following is the Company's principle place of business:

    Location                Size            Lease
Term

    203 Chapala Street, Suite B         2,100 Sq. Ft.
    Two Years
    Santa Barbara, CA 93101


Item 3. Legal Proceedings

The Company is not a party to any litigation.


Item 4. Submission of Matters to a Vote of Security
Holders

Part II

Item 5. Market for Common Equity and Related Stockholder
Matters

The Company's common stock is traded on the Over-the-Counter
Exchange, under the symbol "EXGP".  At September 30, 1997
there were approximately 1,088 holders of record (1,086 holding common stock and 2 holding preferred stock).

As of September 30, 1997 the Company's assets and equity are still below NASD's minimum requirements. As such, quotations of the Company's security are not traded on NASDAQ.

The high and low bid price per share of the Company's common stock on the Exchange for the last two fiscal years was as follows (as these shares are traded on the OTC market, the prices indicated below are not necessarily reflective of actual transactions):

    For the fiscal year ended September 30,
                       1997             1996
                   High     Low     High     Low
First Quarter     $4.25    $3.25   $1.00    $.075
Second Quarter    $5.00    $4.00  $14.00    $8.00
Third Quarter     $3.25    $2.75  $13.00    $8.50
Fourth Quarter    $2.50    $2.50   $5.00    $4.00

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

Item 6. Management's Discussion and Analysis

General

The past year has been a period of considerable change for the Company. The Company has signed and completed numerous contracts, added OEMs, acquired a foreign subsidiary, and added several new products. The Company has completed a transition to the Internet market.

Results of Operations

Comparison of Fiscal Year 1997 to Fiscal Year 1996

Sales decreased 25% from $1,270,773 to $955,246. Consulting revenues decreased by 75% while License and Royalty revenues increased by 50%. Cost of Sales decreased by 59% due to increased sales of licensed software and decreased travel and support in consulting activities. General and Administrative expenses were up 20% due to the addition of two new officers. Research and Development decreased by 15%. This decrease is a direct result of the President of the Company taking a more active role in the sales and marketing of the company. Sales and Marketing increased by 73%. This increase is due to increased trade show activity, increased sales and telemarketing staff and the addition of a full time sales administrator. Income from operations after taxes decreased from $427,707 to a loss of $(146,910). This loss is indicative of the Company's decision to actively pursue product sales, develop and promote new products through acquisitions and negotiate contracts with a variety of partners. These results are consistent with the Company's plan to anticipate where growth is necessary within the high tech market.

Liquidity and Capital Resources

Cash decreased from $523,422 in 1996 to $27,464 in 1997.
The decrease is due to decreased sales and profits and increased marketing effort. Working capital decreased over the same period from $779,513 to $411,450.

The net value of Capitalized Product Development Costs increased by $289,875 due to the purchase of Cerebral
Systems Development.. The Company believes product development costs will be recovered in the future as development costs are matched to sales.

Long term debt has been eliminated.


Item 7. Financial Statements

The Financial Statements as of September 30, 1997 and 1996 are presented on the pages that follow.



Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure

    None.

            EXPERTELLIGENCE, INC. AND SUBSIDIARY
                  SANTA BARBARA, CALIFORNIA

               CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1997 and 1996

                    TABLE OF CONTENTS

                                                       Page

Independent Auditor's Report                              1
Consolidated Financial Statements:
  Consolidated Balance Sheets                             2
  Consolidated Statements of Income                       3
  Consolidated Statements of Shareholders' Equity         4
  Consolidated Statements of Cash Flows                   5
  Notes to Consolidated Financial Statements         6 - 18


INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
ExperTelligence, Inc.
Santa Barbara, California

We have audited the accompanying consolidated balance sheets of ExperTelligence, Inc., a California corporation, and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ExperTelligence, Inc., and subsidiary at September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


McGowan Guntermann
Santa Barbara, California
December 4, 1997

               EXPERTELLIGENCE, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                   September 30, 1997 and 1996

                              ASSETS

                                                  1997        1996
CURRENT ASSETS
Cash:
Non-interest bearing                             $16,355     $56,654
Interest bearing                                  11,110     466,768

Total Cash                                        27,465     523,422

Accounts receivable - related party (Note 9)        -          7,167
Accounts receivable - net of allowance (Note 1E) 271,312     202,526
Inventory (Note 1C)                               65,178      68,300
Prepaid expenses and other current assets         28,083      17,280
Deferred tax assets (Note 1J and 6)              110,000      85,000

  Total Current Assets                           502,038     903,695

PROPERTY AND EQUIPMENT - Net (Note 1I and 2)      53,947      59,769

OTHER ASSETS
Product development costs, net (Note 1D)         820,133     530,258
Deferred tax assets (Note 1J and 6)              328,000     227,000

  Total Other Assets                           1,148,133     757,258


    TOTAL ASSETS                             $ 1,704,118 $ 1,720,722


               LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  1997       1996
CURRENT LIABILITIES
Accounts payable                             $    33,174  $     57,932
Accrued payroll taxes                               -              178
Accrued vacation                                  57,413        40,072
Deferred revenue                                    -           26,000

Total Current Liabilities                         90,587       124,182


SHAREHOLDERS' EQUITY (Notes 3 and 4):
Preferred stock, no par value, authorized
 1,000,000 shares; issued and outstanding
 159,244 shares for 1997 and 1996 (liquidation
 preference is $3 per share, see Note 3)         318,487       318,847
Common stock, no par value, authorized
 2,000,000 shares; issued and outstanding
 1,472,621 shares for 1997 and 1,331,321 shares
 for 1996                                       3,653,627    3,189,727
Common stock subscribed (Note 5)                    -          300,000
Accumulated deficit                            (2,358,583)  (2,211,674)

Total Shareholders' Equity                      1,613,531    1,596,540


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 1,704,118  $ 1,720,722


SEE AUDITOR'S REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             EXPERTELLIGENCE, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME
          For the Years Ended September 30, 1997 and 1996

                                                    1997         1996
INCOME (Note 7)                                $    955,246    $ 1,270,773

OPERATING COSTS AND EXPENSES
Cost of sales                                       215,997        364,808
Selling and marketing                               229,231         62,839
General and administration                          706,649        564,887
Research and development                             84,531         99,363

Total Operating Costs and Expenses                1,236,408      1,091,897


INCOME (LOSS) FROM OPERATIONS                      (281,162)       178,876

OTHER EXPENSES (INCOME)
Interest expense                                        738            931
Interest income                                     (10,916)       (10,051)
Loss on foreign currency exchange                     1,125            -
Miscellaneous income                                     -          (2,511)

Total Other Expense (Income)                         (9,053)       (11,631)


INCOME (LOSS) BEFORE INCOME TAXES                  (272,109)       190,507

INCOME TAXES (Note 6)                              (125,200)      (237,200)

NET INCOME (LOSS)                              $   (146,909)    $  427,707


EARNINGS PER SHARE AND COMMON STOCK
EQUIVALENTS (Note 1G)

INCOME (LOSS) BEFORE INCOME TAXES              $     (.1721)    $    .1368
INCOME TAXES                                         (.0792)        (.1703)

NET INCOME (LOSS)                              $     (.0929)    $    .3071

EQUIVALENT NUMBER OF SHARES                       1,580,379      1,392,621

     SEE AUDITOR'S REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     EXPERTELLIGENCE, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the Years Ended September 30, 1997 and 1996


                                  Preferred Stock          Common Stock
                                Shares      Amount     Shares      Amount
Balance, September 30, 1995     348,248  $ 696,488    949,451  $ 2,808,226

1988 ISOP shares issued for cash      -          -     35,000        3,500

1988 ISOP shares issued for stock     -          -    160,000            -

Stock redeemed to issue stock         -          -   (145,000)           -

Stock reissued                        -          -    142,866            -

Preferred shares converted to
Common shares                  (189,004)  (378,001)   189,004      378,001

Common stock subscribed (Note 5)      -          -          -            -

Net income                            -          -          -            -

Balance, September 30, 1996     159,244    318,487   1,331,321   3,189,727

Stock issued                          -          -      41,300     163,900

Common stock subscribed (Note 5)      -          -     100,000     300,000

Net lost                              -          -           -           -

Balance, September 30, 1997     159,244  $ 318,487   1,472,621 $ 3,653,627

SEE AUDITOR'S REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                -4.1-


                   EXPERTELLIGENCE, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            For the Years Ended September 30, 1997 and 1996


                                  Preferred   Stock     Common       Stock
                                  Shares      Amount    Shares       Amount

Balance, September 30, 1995              -   $     -  $(2,639,381) $  865,333

1988 ISOP shares issued for cash         -         -            -       3,500

1988 ISOP shares issued for stock        -         -            -          -

Stock redeemed to issue stock            -         -            -          -

Stock reissued                           -         -            -          -

Preferred shares converted to
Common shares                            -         -            -          -

Common stock subscribed (Note 5)   100,000   300,000            -    300,000

Net income                               -         -      427,707    427,707

Balance, September 30, 1996        100,000   300,000   (2,211,674) 1,596,540

Stock issued                             -         -            -    163,900

Common stock subscribed (Note 5)  (100,000) (300,000)           -          -

Net loss                                 -          -   (146,909)   (146,909)

Balance, September 30, 1997              -   $      -$(2,358,583) $1,613,531


SEE AUDITOR'S REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -4.1-


                 EXPERTELLIGENCE, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended September 30, 1997 and 1996


                                                  1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES

 Collections from customers                 $    893,627    $ 1,278,263
 Interest collected                               10,916         10,051
 Cash paid to suppliers and employees         (1,211,615)      (967,957)

NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                     (307,072)       320,357

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in product development costs          (176,791)       (60,160)
 Purchase of property and equipment              (12,094)       (39,698)

NET CASH USED BY INVESTING ACTIVITIES           (188,885)       (99,858)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments on line of credit                          -        (25,000)
 Repayments of notes payable                           -        (13,293)
 Common stock subscribed                               -        300,000
 Common stock issued                                   -          3,500

NET CASH PROVIDED BY FINANCING ACTIVITIES              -        265,207

NET INCREASE (DECREASE) IN CASH                 (495,957)       485,706
CASH AND EQUIVALENTS - BEGINNING OF YEAR         523,422         37,716
CASH AND EQUIVALENTS - END OF YEAR         $      27,465    $   523,422

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:

Net income (loss)                           $   (146,909)   $   427,707
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                 64,832         94,781
    Deferred tax expense (benefit)              (126,000)      (238,000)
    Decrease (increase) in:
      Accounts receivable                        (61,619)         7,490
      Inventory                                    3,122        (33,717)
      Prepaid expenses and other current assets  (10,803)       (12,918)
   Increase (decrease) in:
      Accounts payable and accrued expenses      (21,036)        38,319
      Accrued vacation
      Deferred revenue                           (26,000)        26,000

NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                $(307,072)    $  320,357


SEE AUDITOR'S REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 EXPERTELLIGENCE, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 1997 and 1996


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

C.    Inventory

Inventory consists primarily of product manuals, CD ROMs, and processing boards and is stated at the lower of average cost
(determined on the FIFO basis) or market. A reserve for obsolescence of $230,874 and $242,883, has been provided for 1997 and 1996, respectively.

D.    Product Development Costs

Product development costs represent the costs of new products and new application enhancements to existing products incurred subsequent to establishing technological feasibility of the product and prior to the date the product is available for release to customers. Amortization is calculated using the straight-line method over its economic useful life, approximately five years, or on a product-by-product basis in the ratio that current period sales bear to the total of current and anticipated revenues. This policy was adopted by the Company as of April 1, 1986, in accordance with the provisions of Financial Accounting Standards Board Statement No. 86, "Accounting for Software Development Costs." Total costs capitalized during the fiscal years ended September 30, 1997 and 1996, aggregated $336,791 and $60,160, respectively. Related amortization, utilizing the straight-line method, for the year ended September 30, 1997 and 1996, aggregated $46,916 and $82,285, respectively. Accumulated amortization of product development costs aggregated $278,059 and $231,143, at September 30, 1997 and 1996, respectively.

E.    Allowance For Doubtful Accounts

The allowance for doubtful accounts at September 30, 1997 and 1996, is $0 and $18,000, respectively.

                   EXPERTELLIGENCE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997 and 1996


Note 1    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

F.    Revenue

Revenue from software sales is recognized on delivery of the software when no further obligations remain under the sales or licensing agreement. Revenue from software license agreements that include significant product development is recognized upon the percentage of completion method. As of September 30, 1997 and 1996, there were no costs and estimated earnings in excess of billings or billings in excess of costs on uncompleted contracts. Product development services include postcontract customer support and software services.
Revenue from postcontract customer support is recognized ratably over the period of the postcontract support arrangement. Revenue from software services is recognized as the services are performed.

G.    Earnings Per Share

Earnings per common share and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Preferred shares are considered in the computation of earnings per common and common equivalent shares for the years ended September 30, 1997 and 1996. Stock options were not considered in the computation of common equivalent shares for 1997, because the stock options were considered antidilutive.

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

                    EXPERTELLIGENCE, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997 and 1996


Note 1    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

K.    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

L.     Principles of Consolidation

The 1997 consolidated financial statements include the accounts of ExperTelligence, Inc. and its wholly-owned subsidiary, ExperTelligence Canada, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

M.    Reclassification

Certain prior year amounts have been reclassified to conform to the September 30, 1997 financial statement presentation.

N.    Stock-Based Compensation

The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles
Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation
("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS
123 is effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions of pro forma disclosure requirements of SFAS 123 in fiscal 1997. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

                    EXPERTELLIGENCE, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997 and 1996


Note 2    -    PROPERTY AND EQUIPMENT

Depreciation expense for the years ended September 30, 1997 and 1996, is $17,916 and 12,496, respectively. Property and equipment at September 30, 1997 and 1996, is summarized as follows:

                                       1997                1996

   Furniture and fixtures          $   33,983          $   33,982
   Purchased software                   8,929               3,467
   Equipment                          373,486             366,855
                                      416,398             404,304

   Less: Accumulated depreciation     362,451             344,535

                                   $   53,947          $   59,769


Note 3 -    SHAREHOLDERS' EQUITY

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

The preferred stockholders have voting rights equal to that of common stockholders. The preferred stock is convertible into common stock on a one-for-one basis at any time. No shares of preferred stock were issued during the year ended September 30, 1997 and 1996. During the year ended September 30, 1996, 189,004 shares of preferred stock were converted to 189,004 shares of common stock. The preferred stock is nonredeemable, has a preference in liquidation equal to $3 per share plus any declared but unpaid dividends and provides for dividends to be declared at management's discretion. As of September 30, 1997 and 1996, no dividends have been declared.

                     EXPERTELLIGENCE, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997 and 1996


Note 4 -    STOCK OPTION PLANS

A.    1983 Incentive Stock Option Plan

In June 1983, the Company adopted an employee Incentive Stock
Option Plan (1983 ISOP) and a Nonqualified Stock Option Plan (NSOP). Under the 1983 ISOP, the Company reserved a maximum of 55,000 shares to be issued upon the exercise of options. The number of shares that may be issued pursuant to the NSOP is subject to determination of the Board of Directors. Both plans are administered by the Board of Directors. As of September 30, 1997 and 1996, the board has not granted any options under the NSOP. As of September 30, 1997 and 1996, there are no options outstanding under the 1983 ISOP. This plan was terminated as of September 30, 1997.

B.    1988 Incentive Stock Option Plan

In August 1988, the Board of Directors adopted a new ISOP (1988 ISOP), whereby options may be granted to management and key employees at exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant. The Company had reserved 200,000 shares of common stock for the exercise of options
under this plan.   195,000 options were granted at exercise prices per
share of $.10 for options with a ten-year term and $.11 for those options with five-year terms (the estimated fair market value at the date of the grant).

During the year ended September 30, 1996, the stock options of 195,000 shares were exercised. 35,000 shares were issued for cash and 160,000 shares were issued in exchange for stock of the Company. This plan was terminated as of September 30, 1997.

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

                   EXPERTELLIGENCE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997 and 1996


Note 4 -    STOCK OPTION PLANS (continued)

C.    1996 Equity Participation Plan (continued)

On August 23, 1996, 87,500 of options were granted under the Incentive Stock Option Plan to purchase the Company's common stock at $4 per share (the fair market value on the date of the grant). The weighted-average grant date fair value is $4.00 per share. As of September 30, 1996, options to purchase 7,500 shares of the Company's common stock were exercisable under the 1996 Incentive Stock Option Plan. No options were exercised, forfeited, or expired. The exercise prices for all of these options is $4.00 per share, with the weighted-average exercise price being the same. The contractual life of all the outstanding options is ten years. No options were granted under the Nonqualified Stock Option Plan.

During the year ended September 30, 1997, 191,000 options were granted under the Incentive Stock Option Plan to purchase the Company's common stock at a range of $4.00 to $5.00 per share (the fair market values on the date of the grant) with a weighted-average exercise price of $4.10 per share. At September 30, 1997, outstanding options were 198,500 with a weighted-average grant date fair value of $4.78 per share. As of September 30, 1997, options to purchase 7,500 shares of the Company's common stock were exercisable with a weighted-average exercise price of $4.00 per share. No options were exercised, 80,000 options that were granted in 1996 were forfeited, and no options expired. The contractual life of all outstanding options is ten years. No options were granted under the Nonqualified Stock
Option Plan.

Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation costs for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been:

                                         1997                1996
   Net income (loss)
     As reported                      (146,909)             427,707
     Pro forma                        (231,904)             310,361

   Primary earnings per share
     As reported                        (.0929)               .3071
     Pro forma                          (.1467)               .2228

                    EXPERTELLIGENCE, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997 and 1996


Note 4 -    STOCK OPTION PLANS (continued)

C.    1996 Equity Participation Plan (continued)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax expense and benefits of approximately $34,100 and $47,100, respectively, have not been reflected in the pro forma amounts. The fair value of these options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996:

    Expected life (years)              10
    Risk-free interest rate             6%
    Volatility                         25%
    Expected dividends                None


Note 5 -    COMMON STOCK SUBSCRIBED

On February 26, 1996, the Company signed a stock subscription agreement for 100,000 shares of common stock at a price of $300,000. As of September 30, 1996, the Company received the $300,000, but issued the common shares in October 1996. There were no stock subscription agreements outstanding at September 30, 1997.


Note 6 -    INCOME TAXES

Temporary differences have resulted between financial statement and income tax reporting including depreciation, capitalized software costs, non-deductibility of accrued vacation wages not paid within seventy-five days of year end, and net operating loss carryforwards.

Income tax expense (benefit) for the years ended September 30, 1997 and 1996, are as follows:

                                            1997            1996

   Current                               $      800     $       800
   Deferred                                (126,000)       (238,000)

     Total                               $ (125,200)    $  (237,200)

                     EXPERTELLIGENCE, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 and 1996


Note 6 -    INCOME TAXES (continued)

Components of the deferred tax assets and (liabilities) recognized in the balance sheet at September 30, 1997, are as follows:

                                            Current            Non-current
  Accrued vacation pay                    $   24,000         $           -
  Property and equipment                           -                (8,000)
  Software costs                                   -              (355,000)
  Deferred state tax                           8,000                 2,000
  Net operating losses                        78,000               992,000
  Deferred tax credits                             -               223,000
    110,000    854,000
  Deferred tax assets valuation allowance          -              (526,000)

  Deferred tax asset                       $ 110,000          $    328,000

Reconciliation of the difference between income taxes computed at Federal statutory tax rates and provision for income taxes, for the year ended September 30, 1997, is as follows:

  Income taxes computed at Federal statutory tax rate         $   (93,000)
  State tax provision                                              10,000
  Graduated tax rates                                             (16,000)
  Net operating loss and deferred credits                           1,000
  Valuation allowance                                             (27,200)

  Provision for income taxes                                   $ (125,200)

                  EXPERTELLIGENCE, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1997 and 1996


Note 6 -    INCOME TAXES (continued)

As of September 30, 1997, the Company had the following approximate net operating loss and tax credit carryforwards available to reduce future federal and state income taxes:

                      Federal       Federal       State           State
    Expiring      Net Operating       Tax      Net Operating       Tax
    Sept.  30        Losses         Credits       Losses         Credits
    1998         $        -       $       -     $   49,000     $        -
    1999             28,000          56,000              -              -
    2000            487,000          30,000              -              -
    2001            390,000               -              -              -
    2002            309,000               -        275,000              -
    2003            125,000               -              -              -
    2004                  -           6,000              -              -
    2005            614,000          30,000              -              -
    2006            481,000          39,000              -          9,000
    2007             68,000          14,000              -         16,000
    2008                  -          10,000              -              -
    2009                  -               -              -              -
    2010                  -           1,000              -              -
    2001                  -           4,000              -          8,000
    2012            551,000               -              -              -

                $ 3,053,000       $ 190,000      $ 324,000       $ 33,000

Components of the deferred tax assets and (liabilities) recognized in the balance sheet at September 30, 1996, are as follows:

                                              Current          Non-current

  Accrued vacation pay                        $ 17,000         $          -
  Property and equipment                             -              (20,000)
  Software costs                                     -             (229,000)
  Deferred state tax                             5,000                1,000
  Net operating losses                          63,000              818,000
  Deferred tax credits                               -              211,000
                                                85,000              781,000
  Deferred tax assets valuation allowance            -             (554,000)

  Deferred tax asset                          $ 85,000            $ 227,000

                       EXPERTELLIGENCE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996


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


Note 7 -    SIGNIFICANT CUSTOMERS AND CREDIT RISK

For the year ended September 30, 1997, 69% of accounts receivable was concentrated among three customers. These same three customers accounted for approximately 54% of total revenue.

For the year ended September 30, 1996, 71% of accounts receivable was concentrated among two customers. No one customer accounted for more than 17% of total revenue.


Note 8 -    CASH AND CASH EQUIVALENTS - CONCENTRATION OF CREDIT RISK

Uninsured cash balances were $0 at September 30, 1997, and $379,309 at September 30, 1996.


Note 9 -    RELATED PARTY TRANSACTIONS

During the year ended September 30, 1996, the Company performed work for another entity that is owned 50% by the Company's president. Total revenue for this project is $294,792 and accounts receivable is $7,167 at September 30, 1996. No revenue was earned from this entity during the year ended September 30, 1997. Accounts receivable is $-0- at September 30, 1997. The prior year's accounts receivable balance of $7,167 was written off as bad debt expense during the year ended September 30, 1997.

The Company paid interest of $528 to a related party (a significant shareholder) during the year ended September 30, 1996. The note payable was a demand note with monthly payments of $909, with an annual interest rate of 10%. The note was paid off during the year ended September 30, 1996.

                  EXPERTELLIGENCE, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 1997 and 1996


Note 10  -    LINE OF CREDIT

At September 30, 1996, the Company had a line of credit that expired January 31, 1996. The Company did not reactivate this line of credit until October 14, 1997. The limit on this line of credit is $30,000. The Company subsequently borrowed $30,000 on December 4, 1997.


Note 11  -    NON-CASH TRANSACTIONS

During the year ended September 30, 1996, the Company exercised 1988 Stock Options for 160,000 shares of common stock at $.10 per share option price by redeeming 2,134 shares of previously issued common stock at $7.50 per share (Note 4B).

During the year ended September 30, 1997, the Company issued 40,000 shares of common stock at $4.00 per share to acquire a wholly owned subsidiary (see Note 14).

During the year ended September 30, 1997, the Company issued 1,300 shares of common stock at $3.00 per share to pay for legal expenses.


Note 12  -    SOFTWARE DEVELOPMENT, LICENSE, AND DISTRIBUTION AGREEMENT

On September 30, 1996, the Company signed a contract with another company (licensee) to develop and license the Company's software to operate within the licensee's own software (New Product). As part of this contract, the licensee will additionally advance $250,000 as prepaid royalties. The licensee will pay the Company royalties for sub-licensing the New Product. For the later of 90 days following the licensee's acceptance of the New Product or March 31, 1997, the licensee may convert any then outstanding advance balance into an equivalent number of shares of the Company's common stock. The conversion price will be $5.25 per share. The licensee did not convert any of the outstanding advance balance during the year ended September 30, 1997.


Note 13  -    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1997 and 1996, does not differ materially from the carrying values of its financial instruments recorded in the accompanying balance sheet. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.

                    EXPERTELLIGENCE, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1997 and 1996


Note 14  -    BUSINESS ACQUISITION

On March 12, 1997, the Company acquired Cerebral Systems
Development Corporation (formerly CSD, now ExperTelligence Canada,
Inc.) for an aggregate purchase price of $188,052 (excluding acquisition costs of $44,473), consisting of $28,052 cash and the issuance of 40,000 shares of common stock of the Company at $4.00 per share. ExperTelligence Canada, Inc. (ET Canada) is a Canadian company that develops software which is sold worldwide, mainly over the Internet.

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Approximately $210,000 of acquisition costs represents product development costs that have reached the technological feasibility stage. There is no goodwill deemed to be a part of the aggregate purchase price. The Company's consolidated results of operations include the operating results of ET Canada from the acquisition date.

The following unaudited pro forma condensed combining balance sheet as of September 30, 1996, and the unaudited pro forma condensed combining statements of operations of the Company and ET Canada for the year ended September 30, 1997 and 1996 have been prepared to illustrate the effect of the acquisition which is being accounted for as a purchase, as if the acquisition had occurred on October 1, 1995. Adjustments have been made including the issuance of common stock as part of the acquisition. The pro forma information is presented for illustrative purposes only, and is not necessarily indicative of what actual results of operations would have been during such periods.

                                                     1996
Balance Sheet
  Assets                                         $ 1,742,976
  Liabilities                                        131,986
  Equity                                           1,610,990


                                     Year Ended    Year Ended
                                      09/30/97      09/30/96

Income Statement
  Net sales                       $    993,204    $ 1,344,144
  Net income (loss)                   (131,570)       431,259
  Net income (loss) per share           (.0833)         .3097

                  EXPERTELLIGENCE, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1997 and 1996


Note 15 -    COMMITMENTS AND CONTINGENCIES

Leases

Starting on January 1, 1997, the Company leased its office space under a non-cancelable operating lease through December 31, 1998 for monthly rental payments of $2,350. The monthly rental rate will be adjusted on January 1st of each subsequent year to reflect the year-to-year percentage change in the Los Angeles Consumer Price Index for September. Total office rent expense for the years ended September 30, 1997 and 1996 is $28,200 ($21,150 under the non-cancelable lease) and $24,000, respectively.

Future minimum lease payments for the year ending September 30, are as follows:

      1998                             $ 28,200
      1999                                7,050

      Total                            $ 35,250

Part III


Item 9. Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a) of the
Exchange Act
                    Year first
Name    Age    Position    elected Director

Denison Bollay    45    President, Chairman of the
                        Board 1980
Robert Reali      36    Vice President, Director 1988

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

Mr. Karl Marlantes resigned on September 26, 1997.
Mr. David Swan resigned on October 3, 1997.

Item 10. Executive Compensation

The following table sets forth as required all compensation to officers for services rendered in all capacities to the Company during or with respect to the 1997 fiscal year.

Name & Position        Year   Salary  Bonus     Annual
                                             Compensation
Denison Bollay, CEO    1997  $151,200    $0   $151,200
Robert Reali, VP Dev   1997 $  64,500    $0  $  64,500
Karl Marlantes, COO    1997 $  96,250    $0  $  96,250
David Swan, VP Sales   1997 $  80,462    $0  $  80,462

The table on the following page sets forth, as to individuals having received greater than 5% of options granted and as to all executive officers and directors as a group, the following information with respect to stock options: (i) the aggregate number of shares of the Company's common stock subject to options granted under the 1988 Incentive Stock Option Plan and the 1996 Incentive Stock Option Plan through September 30, 1997, (ii) the number of options exercised prior to September 30, 1997, iii) the number of options currently exercisable as of September 30, 1997, and iv) the average per share option exercise price. As of September 30, 1997 198,500 options had not been exercised.

                   (i)      (ii)        (iii)       (iv)
                 Options   Options     Options     Average
Identity of grp  Granted  exercised   exercisable  exercise
                                                   price
Denison Bollay    80,000      0            0       $4.00
Robert Reali      10,000      0            0       $4.00
Ofelia Garcia      5,000      0            0       $4.00
George Barilla     8,000      0            0       $4.00
Beverly Pierson    8,000      0            0       $4.00
David Swan        60,000      0            0       $4.00
Steven Owens      20,000      0            0       $5.00

Item 11. Security Ownership of Certain Beneficial Owners and Management


On September 30, 1997, no person owned beneficially more than five percent (5%) of the outstanding shares of the common stock of the Company except as set out below. The Company has no securities other than its preferred stock and common stock.

                                Number of    Percent of
Name and Address of           Shares Owned     Class
Beneficial Owner

Denison Bollay, CEO
203 Chapala Street
Santa Barbara, CA 93101           395,463     29.7%

BNP Venture Capital Corporation
c/o Bank of the West
50 W. San Fernando, 2nd Floor
San Jose, CA  95113               150,000     11.3%

George Mueller
875 Park Lane
Montecito, CA 93108                89,622      6.7%

Officers and Directors            440,463     33.1%
 as a Group

Item 12. Certain Relationships and Related Transactions

    None.

Item 13.    Exhibits and Reports on Form 8-K.
     By reference
      3/18/97 Acquisition of Cerebral Systems Development
              Corp. of Ontario Canada
     12/12/97 Reorganization agreement with Electronic Offsite
              Services



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ExperTelligence, Inc.
Denison Bollay,
President, Chief Financial Officer and Chairman of the Board
December 23,1997


Robert Reali
Director
December 23,1997