Form 10QSB
period 1997-12-31
EXPERTELLIGENCE INC
filed 1998-01-28
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practical date.

Class                      Outstanding at December 31,1997
 Preferred stock, no par     159,244
    Common stock, no par   1,472,621

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS

 Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Balance Sheet at December 31, 1997 and September 30, 1997      3

  Statement of Operations for the 3 month period
  ended December 31, 1997 and December 31, 1996                  4

  Statement of Cash Flows for the 3 month period
  ended December 31, 1997 and December 31, 1996                  5

Notes to Financial Statements                                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation                   7

PART II - OTHER INFORMATION

  Other information                                               8

                             ExperTelligence, Inc.
                                Balance Sheets

                                           at  12/31/97  at  09/30/97
ASSETS
Current assets:
  Cash and cash equivalents                      $105      $ 27,465
  Accounts receivable, net                   $410,987      $271,312
  Costs and estim uncompleted contracts            $0            $0
  Inventory                                   $65,178       $65,178
  Prepaid exp and other current assets        $37,037       $28,083
  Deferred tax asset-current                  $74,000      $110,000
     Total current assets                    $587,307      $502,038

  Product development costs, net             $817,467      $820,133
  Property and equipment, net                 $51,007       $53,947
  Deferred tax asset-noncurrent              $328,000      $328,000

Total assets                               $1,783,781    $1,704,118


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                            $46,897       $33,174
  Accrued vacation                            $55,362       $57,413
  Deferred revenue                                 $0            $0
  Line of Credit                              $30,000            $0
  Other accrued expenses                         $244            $0

  Total current liabilities                  $132,503       $90,587

Long term debt                                     $0            $0

 Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares;
  outstanding and 159,244 shares             $318,487      $318,487
  as of December 31, 1997 and
  September 30, 1997
Common stock, no par value.
  Authorized 2,000,000 shares; issued and
  outstanding 1,472,621 shares as of
  December 31,1997 and September 30, 1997  $3,653,627     $3,653,627
Retained earnings (Accumulated deficit)   $(2,320,836)   $(2,358,583)

Net stockholders' equity                   $1,651,278     $1,613,531

Total liabilities and stockholders equity  $1,783,781     $1,704,118

See accompanying notes to financial statements

EXPERTELLIGENCE, INC
STATEMENTS OF OPERATIONS

                                    For the three months
                                     ended December 31,
                                      1997        1996
                                         (unaudited)

 Revenues                          $286,419      $349,757

 Operating costs and expenses

Cost of Sales                        96,450        41,295
Advertising & Promotion                 198        70,368
General & Administration             88,189       171,620
Research & Development               26,756        49,830
Total operating costs/exp          $211,593      $333,113

 Profit/(loss)from operations      $ 74,826      $ 16,644

 Other expense (income)
  Interest expense                      348           138
  Interest income                       (69)       (3,455)
  Gain/Loss on Fixed Assets               0             0
  Income Tax                            800           800
  Deferred Tax Expense               36,000         8,700
  Other                                   0             0

   Total other expense (inc)        $37,079        $6,183
 Net income (loss)                  $37,747       $10,461



 Net income (loss) per share          $.023        $ .007

See accompanying notes to financial statements.

                             ExperTelligence, Inc.
                            STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                                        For the three months fiscal yr
                                              ended Dec 31, Dec 31,
                                                  (unaudited)
                                               1997         1996

Cash flows from operating activities:
 Net income (loss) for the period
 ending Dec 31, 1997 and 1996                 $37,747     $ 10,461

 Adjs to reconcile net income (loss) to net
  cash used by operating activities:
  Depreciation and amortization               $18,557     $ 11,598
  Decrease (increase) in a/r                 (139,675)    (166,237)
  Decrease (increase) in inventory                  0          327
  Decrease(increase)in deferred tax assets     36,000        8,700
  Decrease (increase) in prepaid expenses      (8,954)          (1)
  Decrease (increase) in current assets             0           ,0
  Increase (decrease) in a/p accr exp          13,723       16,780
  Increase(decrease) in accrued vacation       (2,051)       6,238
  Increase (decrease) in def rev                    0      153,666

   Total adjustments                         $(82,400)    $ 31,071

   Net cash (used) by op activities          $(44,653)    $ 41,532

Cash flows from investing activities:
 (Increase) decrease in prod devel costs     $(12,252)    $(41,843)
 Purchase of property and equipment              (455)        (760)
 Decrease in Deferred TaxAssets                     0            0
 Decrease in other assets                           0            0

  Net cash (used) by investing activities     $(12,707)   $(42,603)

Cash flows from financing activities:
 Proceeds from Line of Credit                 $ 30,000    $      0
 Repayments of notes to related parties              0           0
 Repayments of other long-term debt                  0           0
Proceeds from issuance of common stock               0           0

  Net cash provided by financing activity     $ 30,000    $      0

  Net increase (decrease ) in cash            $(27,360)   $ (1,071)

Cash/ cash equiv beginning of period          $ 27,465    $523,422
Cash/ cash equivalents as of period end       $    105    $522,351



ExperTelligence, Inc.
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly, ExperTelligence, Inc.'s financial position as of December 31,1997 and results of operations and changes in financial position for the three months ended December 31,1997.

 The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders September 30, 1997 and are incorporated by reference.

2. Fixed assets are comprised of the following :

                                        12/31/97     09/30/97

        Furniture & Fixtures            $ 33,983    $33,983
        Purchased Software                 9,285      8,929
        Equipment                        375,989    373,486
          Total                          419,257    416,398

        Less : Accumulated depreciation  368,250    362,451

                                        $ 51,007   $ 53,947


3. The results of operations for the three month period ended December 31, 1997, are not necessarily indicative of the results to be expected for the full year.

4. Primary earnings per share are based on the weighted average number of common stock and equivalents outstanding during the period.

5. At September 30, 1997, the Company had the following approximate net operating loss carryforwards available to reduce future Federal income taxes:

             Federal     Federal    State     State
Expiring   NetOperating    Tax   NetOperating  Tax
September30   Losses     Credits    Losses    Credits
1998            -           -        49,000      -
1999        28,000       56,000        -         -
2000       487,000       30,000        -         -
2001       390,000          -          -         -
2002       309,000          -       275,000      -
2003       125,000          -          -         -
2004           -          6,000        -         -
2005       614,000       30,000        -         -
2006       481,000       39,000        -       9,000
2007        68,000       14,000        -      16,000
2008           -         10,000        -         -
2009           -            -          -         -
2010           -          1,000        -         -
2011           -          4,000        -       8,000
2012       551,000          -          -          -

        $3,053,000     $190,000    $324,000  $33,000



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

                             ExperTelligence, Inc.
                   MANAGEMENT's DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements subject to risks and uncertainties that may cause the Company's actual results to differ materially. Such risks and uncertainties include, but are not limited to, various important competitive and technological factors such as pricing pressures; as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K for the year ended September 30, 1997.

RESULTS OF OPERATIONS

During the quarter ended December 31, 1997 the Company devoted its efforts to the licensing of WebberActive 4.0, consulting, the closing of one large contract and one Letter of Intent. WebberActive 4.0 is a channel creation and HTML content authoring tool with extensive dynamic HTML and stylesheet support. This product is important because it supports new Microsoft standards that will be used by Internet Explorer
4.0 and Windows 98. The company secured consulting contracts with four new customers. These contracts range from private industry to government entities. They involve the use of WebBase, WebberActive and unannounced future products. A large WebBase license with a major communications company was delivered at the end of December. It involved an up front license fee, and per unit royalties.

In December 1997, a Letter of Intent to license software to a leading software company was signed. The license will be worth $300,000 if the final contract is signed, plus a quarterly maintenance fee. This is not reflected in the financial figures shown.

Also, a sizable consulting contract with a multinational communications company was negotiated. Most of this work will be done in the next two quarters.

Revenues for the three months ended December 31, 1997 were the result of sales of contract services, and license fees from our software.

Revenues for the three month period ended December 31,1997 were $286,419, down 19% from a comparable figure from the prior year of $349,757. This is determined by the uneven effect from large licensing deals falling in a quarter. Last year they fell into the December quarter.

Cost of sales for the three months ended December 31,1997 was $96,450 compared to prior year periods of $41,295 reflecting increased time spent by personnel on consulting contracts.

Advertising and promotion expenses decreased to $198 from the prior year period's costs of $70,368. This decrease reflects management's decision to postpone marketing efforts until the cash flow stabilizes.

General and administrative expenses decreased to $88,189 for the three months ended December 31, 1997. The comparable figure for the prior year is $171,620. These numbers reflect the decrease in personnel of two officers and one marketing person and management's decision to decrease operating costs.

Research and development was $26,756 for the three months ended December 31, 1997, compared to prior year figures of $49,830. Research and development decreased because more time was spent on consulting contracts.

Profit from operations was $74,826 for the three months ended December
31, 1997.   The increased profits reflect management's decision to
decrease spending.

Deferred tax expense decreased proportionately with income to $36,000 from $8,700 for the three months ended December 31, 1997 and 1996 respectively. These numbers are a result change in accounting policy which took effect FY94, and are not actual cash expenses.


LIQUIDITY:

At December 31, 1997 the Company reported working capital of $454,804 up from $411,451 due to a increase in accounts receivable. Net stockholder's equity of $1,651,278, was up from $1,613,531 on September 30, 1997.

Accounts receivable of $410,987 was up at December 31,1997 from the September 30, 1997 figure of $271,312. It is believed that all receivables will be collected.

Net product development costs were $817,467 and $820,133 for the periods ending December 31,1997 and September 30, 1997 respectively. Management continues to believe in the commercial viability of the products for which research costs are capitalized.

Accounts payable was $46,897 at December 31, 1997 compared to $33,174 at September 30, 1997.

Accrued vacation was $55,362 at December 31,1997 compared to $57,413 at September 30, 1997. Both figures represent less than 3% of total assets.



PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

See item 5.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

On March 12, 1997 ExperTelligence purchased CSD Corporation of
Toronto, Ontario, for 40,000 shares of ExperTelligence common stock and $28,052 in cash. As part of the transaction, the previous owners of CSD immediately purchased the accounts receivable and other assets of CSD. The purchase of CSD Corporation brings new technology to the ExperTelligence family of software for the emerging Webmaster function. One new ExperTelligence product, Webber32 and WebberActive 2.0, are already out on the market as a result of this acquisition. SmartSite will be released in the current fiscal year.

Item 6 - Exhibits and Reports on Form 8-K

(a) None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

January 27, 1998 Denison Bollay, President and Chairman of the Board

(signature)

January 27, 1998 Robert Reali, Director

(signature)

January 27, 1998 Tami Bollay, Director

(signature)