Form 10QSB
period 1998-03-31
EXPERTELLIGENCE INC
filed 1998-05-12
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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

Class                      Outstanding at March 31, 1998
 Preferred stock, no par       159,244
 Common stock, no par        1,472,621

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS


                                                          Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Balance Sheet at March 31, 1998 and September 30, 1997     3

  Statement of Operations for the 3 and 6 months period
  ended March 31, 1998 and March 31,1997.                    4

  Statement of Cash Flows for the 3 and 6 months period
  ended March 31, 1998 and March 31, 1997.                   5

  Notes to Financial Statements                              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation               7

PART II - OTHER INFORMATION

   Other information                                         8

                             ExperTelligence, Inc.
                                Balance Sheets

                                          at  3/31/98  at 09/30/97
ASSETS
Current assets:
  Cash and cash equivalents              $144,635      $  27,465
  Accounts receivable, net                214,500        271,312
  Costs and estim uncompleted
    contracts                                   0              0
  Inventory                                61,741         65,178
  Prepaid exp and other current
    assets                                 41,630         28,083
  Deferred tax asset-current               86,100        110,000
     Total current assets                $548,606       $502,038

  Product development costs, net          822,260        820,133
  Property and equipment, net              51,546         53,947
  Deferred tax asset-noncurrent           328,000        328,000

Total assets                           $1,750,412     $1,704,118


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                        $36,951        $33,174
  Accrued vacation                         56,669         57,413
  Deferred revenue                              0              0
  Line of Credit                                0              0
  Other accrued expenses                      445              0

  Total current liabilities               $94,065        $90,587

Long term debt                                  0              0

Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares;
  outstanding and 159,244 shares         $318,487       $318,487
  as of March 31, 1998 and
  September 30, 1997
Common stock, no par value.
  Authorized 2,000,000 shares;
  issued and outstanding
  1,472,621 shares as of
 March 31,1998 and
 September 30, 1997                    $3,653,627     $3,653,627
Retained earnings
  (Accumulated deficit)               $(2,315,767)   $(2,358,583)

Net stockholders' equity               $1,656,347     $1,613,531

Total liabilities and stockholders
 equity                                $1,750,412     $1,704,118

See accompanying notes to financial statements

                        EXPERTELLIGENCE, INC.
                       STATEMENTS OF OPERATIONS

                             For the three months       For the six months
                             ended March 31,1998	  ended March 31,1997
                                  (unaudited)              (unaudited)

                              1998	       1997           1998        1997
Revenues                    $255,341    $248,698        $529,659    $598,456


Operating costs
 and expenses

Cost of Sales                 77,495      38,065         159,174      79,360
Advertising & Promotion       24,515      14,312          43,099      84,680
General &
Administration               100,501     173,372         190,207     341,533
Research &
Development                   37,295      58,369          69,251     111,659

Total operating costs
and expenses                $239,806    $284,118        $461,731    $617,232

Profit/(loss) from
operations                    15,535     (35,420)          67,928    (18,776)

Other expense (income)
Interest expense               1,195          70           1,544         208
Interest income               (1,017)     (4,050)         (1,132)     (7,505)
Gain/Loss on Fixed Assets          0           0               0           0
Income Tax                         0           0             800         800
Deferred Tax Expense         (12,100)    (10,451)         23,900      (1,751)
Other                              0           0               0           0

Total other expense(income) $(11,922)   $(14,431)         $25,112    $(8,248)

Net income (loss)	           $27,457    $(20,989)         $42,816   $(10,528)



Net income (loss)
per share	                  $.02       $(.02)            $.03       $(.01)

	See accompanying notes to financial statements.

<CAPTION
                         EXPERTELLIGENCE, INC.
                        STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH

                           For the three months ended For the six months ended
                            March 31,      March 31,   March 31,    March 31,
                             1998            1997        1998          1997
                           (unaudited)   (unaudited) (unaudited)   (unaudited)
Cash flows from operating activities:
Net income (loss)
for the period ending
March 31, 1998 and
March 31, 1997	           $27,458    $  (20,989)  $  42,816       $(10,528)
Adjustments to reconcile
net income (loss) to net cash
used by operating activities:
Depreciation & amortization   16,781        12,615      35,338         24,214
Decrease (increase) in
 accounts receivable         174,098       230,573      56,812         64,336
Decrease (increase) in
 inventory                     3,437        (5,955)      3,437         (5,628)
Decrease (increase) in
 prepaid expenses             (4,593)      (13,991)    (13,547)       (13,991)
Decrease (increase) in other
 current assets                    0             0           0              0
Increase (decrease) in accounts
 payable & accrued expenses   (8,438)       27,476       3,478         50,494
Increase (decrease) in
 deferred revenue                  0      (173,167)          0        (19,500)

Total adjustments           $181,285       $77,551     $85,518        $99,925

Net cash provided (used)
 by operating activities    $208,743       $56,562    $128,334        $89,397

Cash flows from investing activities:
 (Increase) decrease in product
 development costs          $(17,546)    $(269,516)   $(27,639)     $(311,359)
Purchase of property and
 equipment	                  (4,567)       (7,574)     (7,425)        (8,337)
Decrease in Deferred Tax
 Assets                      (12,100)      (10,451)     23,900         (1,751)
Decrease in other assets           0             0           0              0

Net cash provided (used) by
 investing activities       $(34,213)    $(287,541)   $(11,164)     $(321,447)

Cash flows from financing activities:
Repayments of notes to
  related parties                  0             0           0              0
Repayments of other
 long-term debt               30,000             0           0              0
Proceeds from issuance of
 common stock                      0       160,000           0        160,000

Net cash provided (used)
 by financing activities      30,000       160,000           0        160,000

Net increase (decrease )
 in cash                     144,530       (70,979)    117,170        (72,050)

Cash and cash equivalents
 as of beginning of period       105       522,351      27,465        523,422
Cash and cash equivalents as
 of period end              $144,635      $451,372    $144,635       $451,372



ExperTelligence, Inc.
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly, ExperTelligence, Inc.'s financial position as of March 31,1998 and results of operations and changes in financial position for the three and six months ended March 31, 1998.

The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders September 30, 1997 and are incorporated by reference.

2. Fixed assets are comprised of the following :

                                       3/31/98     09/30/97

   Furniture & Fixtures                $33,982     $33,983
   Purchased Software                    8,929       8,929
   Equipment                           380,912     373,486
      Total                            428,823     416,398

      Less : Accumulated depreciation  372,277     362,451

                                      $ 51,546    $ 53,947


3. The results of operations for the three and six months period ended
March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

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

OPERATIONS

Expertelligence, Inc. (the Company) designs, develops, markets and implements software products for Internet based business applications. The company also provides consulting services , including installation, training, maintenance and customization of its software products. The Company is diversifying its business strategy to include Internet services. These Internet services are based on our proprietary products WebBase, Experforms, WebberActive, Smartsite and Interactive Discovery. The same engineering team that built this cutting edge Internet software will be deploying highly innovative solutions in several vertical Internet applications. These applications will be deployed in conjunction with strategic partners.

Our consulting services group has recently deployed similar Internet applications for a large mailing list vendor, a multinational consumer electronics company, and Santa Barbara County Assessors Office.

WebBase is the first web database server (first deployed in 1995). Experforms transforms a scanned paper form into an entire interactive web site ( in conjunction with Caere's OFIP). WebberActive is a dynamic HTML (DHTML) editor. Smartsite monitors corporate web sites for HTML syntax, spelling, and application errors on a real-time basis. Interactive Discovery allows users to walk through a database intuitively to find the company, product, used car (etc.) they are looking for.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIOD ENDED
MARCH 31, 1998 AND 1997


Revenues for the three and six months period ended March 31, 1998 were $255,341 and $529,659, up 3% and down 11% respectively, from a comparable figure from the prior year of $248,698 and $598,456.

Revenues for the three months ended March 31, 1998 were the result of sales of contract services and licenses. Included in licenses revenue is a final royalty payment from Gemstone.

Cost of sales for the three and six month period ended March 31, 1998 were $77,495 and $159,174 up 104% and 101% compared to prior year periods of $38,065 and $79,360 reflecting increased time spent by personnel on consulting contracts.

Advertising and promotion expenses for the three and six month period ended March 31, 1998 were $24,515 and $43,099 up 71% and down 51% compared to
prior year totals of  $14,312 and $84,680 respectively.   The current
quarter reflects a year-to-date adjustment for the amortization of trade show costs. The year-to-date reflects management's decision to decrease marketing expenses until revenues warrant.

General and administrative expenses for the three and six month period ended March 31, 1998 were $100,501 and $190,207 down 58% and 56% from comparable figures for the prior year of $173,372 and $341,533 respectively. These numbers reflect a shift in salaries to cost of sales, the reduction of two officers and management's decision to decrease overall spending.

Research and development expenses for the three and six month period ended March 31, 1998 were $37,295 and $69,251 down 64% and 62 % from comparable figures for the prior year of $58,369 and $111,659 respectively. This reduced spending is indicative of the Company's shift from developing software to consulting.

Profit from operations for the three and six month period ended March 31, 1998 were $15,535 and $67,298 up from losses for the prior year of $35,420 and $18,776. These profits are the result of management's diligent efforts to review and make the necessary changes to reduce expense.

Deferred tax expense decreased and increased proportionately with income for the three and six months ended March 31, 1998 and 1997 respectively. These numbers are a result of the change in accounting policy which took effect FY94, and are not actual cash expenses.


LIQUIDITY

At March 31, 1998 the Company reported working capital of $454,542 which was up 9% from $411,451 at September 30, 1997, due to an increase in cash. Net stockholder's equity of $1,656,347 was up 3% from $1,613,531 on September 30, 1997.

Accounts receivable of $214,500 was down at March 31, 1998 from the September 30, 1997 figure of $271,312 due to the collection of a large receivable accrued at year end. It is believed that all receivables will be collected.

Net product development costs were $822,260 and $820,133 for the periods ending March 31, 1998 and September 30, 1997 respectively. This reflects the shift in salaries from software development to contract services. Management continues to believe in the commercial viability of the products for which research costs are capitalized.

Accounts payable was $36,951 at March 31, 1998 compared to $33,174 at September 30, 1997.

Accrued vacation was $56,669 at March 31, 1998 compared to $57,413 at
September 30, 1997.   Both figures represent less than 3% of total
assets.



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

ExperTelligence, Inc.

(registrant)

May 11, 1998 Denison Bollay, President and Chairman of the Board

(signature)

May 11, 1998 Robert Reali, Director

(signature)

May 11, 1998 Tami Bollay, Director

(signature)