Form 10QSB
period 1998-06-30
EXPERTELLIGENCE INC
filed 1998-08-14
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

Class                      Outstanding at June 30, 1998
 Preferred stock, no par       159,244
 Common stock, no par        1,472,621

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS


                                                          Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Balance Sheet at June 30, 1998 and September 30, 1997     3

  Statement of Operations for the 3 and 9 months period
  ended June 30, 1998 and June 30,1997.                     4

  Statement of Cash Flows for the 3 and 9 months period
  ended June 30, 1998 and June 30, 1997.                    5

  Notes to Financial Statements                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation               7

PART II - OTHER INFORMATION

   Other information                                         9

                             ExperTelligence, Inc.
                                Balance Sheets

                                      at  6/30/98    at 09/30/97
ASSETS
Current assets:
  Cash and cash equivalents              $ 60,621      $  27,465
  Accounts receivable, net                339,773        271,312
  Costs and estim uncompleted
    contracts                                   0              0
  Inventory                                58,779         65,178
  Prepaid exp and other current
    assets                                 64,009         28,083
  Deferred tax asset-current               82,250        110,000
     Total current assets                $605,432       $502,038

  Product development costs, net          817,055        820,133
  Property and equipment, net              48,503         53,947
  Deferred tax asset-noncurrent           328,000        328,000

Total assets                           $1,798,990     $1,704,118


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                        $30,199        $33,174
  Accrued vacation                         62,202         57,413
  Deferred revenue                              0              0
  Line of Credit                                0              0
  Other accrued expenses                        0              0

  Total current liabilities               $92,401        $90,587

Long term debt                                  0              0

Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares;
  outstanding and 159,244 shares         $318,487       $318,487
  as of June 30, 1998 and
  September 30, 1997
Common stock, no par value.
  Authorized 2,000,000 shares;
  issued and outstanding
  1,472,621 shares as of
 June 30,1998 and
 September 30, 1997                    $3,653,627     $3,653,627
Retained earnings
  (Accumulated deficit)               $(2,265,525)   $(2,358,583)

Net stockholders' equity               $1,706,589     $1,613,531

Total liabilities and stockholders
 equity                                $1,798,990     $1,704,118

See accompanying notes to financial statements

                        EXPERTELLIGENCE, INC.
                       STATEMENTS OF OPERATIONS

                             For the three months       For the nine months
                             ended June 30,1998         ended June 30, 1997
                                  (unaudited)              (unaudited)

                              1998         1997          1998        1997
Revenues                    $257,367    $136,388       $787,027    $734,844


Operating costs
 and expenses

Cost of Sales                 80,069      62,240         239,243     140,239
Advertising & Promotion        1,125      15,270           8,254      99,950
General &
Administration               146,068     184,811         372,245     532,836
Research &
Development                   26,406      36,231          95,657     141,534

Total operating costs
and expenses                $253,668    $298,552        $715,399    $914,559

Profit/(loss) from
operations                     3,699    (162,164)          71,628   (179,715)

Other expense (income)
Interest expense                 610          62           2,154         270
Interest income               (1,003)     (2,695)         (2,135)    (10,200)
Gain/Loss on Fixed Assets          0           0               0           0
Income Tax                         0           0             800         800
Deferred Tax Expense           3,850     (53,262)         27,750     (55,013)
Other                              0           0               0           0

Total other expense(income) $  3,457   $ (55,895)         $28,569    $64,143

Net income (loss)	    $    242   $(106,269)         $43,059  $(115,572)



Net income (loss)
per share	                $.00       $(.06)            $.03       $(.07)

	See accompanying notes to financial statements.

<CAPTION
                         EXPERTELLIGENCE, INC.
                        STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH

                          For the three months ended For the nine months ended
                            June 30,       June 30,    June 30,      June 30,
                             1998            1997        1998          1997
                           (unaudited)   (unaudited) (unaudited)   (unaudited)
Cash flows from operating activities:
Net income (loss)
for the period ending
June 30, 1998 and
June 30, 1997	             $   242    $ (106,269)  $  43,059      $(115,572)
Adjustments to reconcile
net income (loss) to net cash
used by operating activities:
Depreciation & amortization   18,527         5,482      53,865         29,696
Decrease (increase) in
 accounts receivable        (125,273)      (60,411)    (68,461)         3,925
Decrease (increase) in
 inventory                     2,961         4,486       6,398         (1,142)
Decrease (increase) in
 prepaid expenses            (20,157)           20     (33,704)       (13,971)
Decrease (increase) in other
 current assets               (2,222)            0      (2,222)             0
Increase (decrease) in accounts
 payable & accrued expenses   (1,664)      (44,337)      1,814          6,157
Increase (decrease) in
 deferred revenue                  0        (6,500)          0        (26,000)

Total adjustments           $127,828     $(102,485)   $(42,310)       $(2,560)

Net cash provided (used)
 by operating activities   $(127,586)    $(207,529)    $   749      $(118,132)

Cash flows from investing activities:
 (Increase) decrease in product
 development costs           $(8,198)    $ (28,759)   $(35,838)     $(340,118)
Purchase of property and
 equipment	              (2,080)       (1,277)     (9,505)        (9,614)
Decrease in Deferred Tax
 Assets                        3,850       (53,262)     27,750        (55,013)
Decrease in other assets           0             0           0              0

Net cash provided (used) by
 investing activities       $ (6,428)    $ (83,298)   $(17,593)     $(404,745)

Cash flows from financing activities:
Repayments of notes to
  related parties                  0             0           0              0
Repayments of other
 long-term debt                    0             0           0              0
Proceeds from issuance of
 common stock                 50,000             0      50,000        160,000

Net cash provided (used)
 by financing activities      50,000             0      50,000        160,000

Net increase (decrease )
 in cash                    $(84,014)     $(290,827)   $33,156      $(362,877)

Cash and cash equivalents
 as of beginning of period  $144,635       $451,372    $27,465       $523,422
Cash and cash equivalents as
 of period end              $ 60,621       $160,545    $60,621       $160,545



ExperTelligence, Inc.
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly, ExperTelligence, Inc.'s financial position as of June 30, 1998 and results of operations and changes in financial position for the three and nine months ended June 30, 1998.

The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders September 30, 1997 and are incorporated by reference.

2. Fixed assets are comprised of the following :

                                       6/30/98     09/30/97

   Furniture & Fixtures                $33,982     $33,983
   Purchased Software                    9,662       8,929
   Equipment                           382,259     373,486
      Total                            425,903     416,398

      Less : Accumulated depreciation  377,400     362,451

                                      $ 48,503    $ 53,947


3. The results of operations for the three and nine months period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

                             ExperTelligence, Inc.
                   MANAGEMENT's DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements subject to risks and uncertainties that may cause the Company's actual results to differ materially. Such risks and uncertainties include, but are not limited to, various important competitive and technological factors such as pricing pressures; as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K for the year ended September 30, 1997. The Company's financial disclosures can be accessed at its website http://www.expertelligence.com/exgp/.

OPERATIONS

ExperTelligence, Inc. (the Company) designs, develops, markets and implements software products for Internet based business applications. Additional information on the Company's products and consulting services can be found
at its website http://www.expertelligence.com/.   The Company plans to expand
its scope of business activities including the introduction of WebData(TM), a portal to web databases, and other Web Services. The Company entered into a strategic marketing alliance with Saatchi & Saatchi, PLC ("Saatchi") in August 1998 which includes Saatchi's provision of strategic planning and marketing services related to WebData and the Web Services.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIOD ENDED
JUNE 30, 1998 AND 1997


Revenues for the three and nine month period ended June 30, 1998 were $257,367 and $787,027, up 89% and 7% respectively, from a comparable figure from the prior year of $136,388 and $734,844.

Revenues for the three months ended June 30, 1998 were the result of consulting services, software licenses and software sales. It includes $130,000 revenue from a major software company.

Cost of sales for the three and nine month period ended June 30, 1998 were $80,069 and $239,243 up 129% and 170% compared to prior year periods of $62,240 and $140,239 reflecting increased time spent by personnel on consulting contracts.

Advertising and promotion expenses for the three and nine month period ended June 30, 1998 were $1,125 and $8,254 down 93% and 92% compared to prior year totals of $15,270 and $99,950 respectively. This reflects management's decision to decrease advertising, promotion and marketing.

General and administrative expenses for the three and nine month period ended June 30, 1998 were $146,068 and $372,245 down 21% and 30% from comparable figures for the prior year of $184,811 and $532,836 respectively. These numbers reflect a shift in salaries to cost of sales, the reduction of two officers and management's decision to decrease overall spending.

Research and development expenses for the three and nine month period ended June 30, 1998 were $26,406 and $95,657 down 27% and 32% from comparable figures for the prior year of $36,231 and $141,534 respectively. This reduced spending is indicative of the Company's shift from developing software to consulting.

Profit from operations for the three and nine month period ended June 30, 1998 were $3,699 and $71,628 up from losses for the prior year of $162,164 and $179,715. These profits are the result of management's diligent efforts to review and make the necessary changes to reduce expense.

Deferred tax expense decreased and increased proportionately with income for the three and nine months ended June 30, 1998 and 1997 respectively. These numbers are a result of the change in accounting policy which took effect FY94, and are not actual cash expenses.


LIQUIDITY

At June, 1998 the Company reported working capital of $513,031 which was up 25% from $411,451 at September 30, 1997, due to an increase in cash and accounts receivable. Net stockholder's equity of $1,706,589 was up 6% from $1,613,531 on September 30, 1997.

Accounts receivable of $339,773 was up at June 30, 1998 from the September 30, 1997 figure of $271,312. By August 14,1998 over 50% of the receivables had been collected. It is believed that all receivables will be collected.

Net product development costs were $817,055 and $820,133 for the periods ending June 30, 1998 and September 30, 1997 respectively. This reflects the shift in salaries from software development to contract services. Management continues to believe in the commercial viability of the products for which research costs are capitalized.

Accounts payable was $30,199 at June 30, 1998 compared to $33,174 at September 30, 1997.

Accrued vacation was $62,202 at June 30, 1998 compared to $57,413 at
September 30, 1997.   Both figures represent less than 3% of total
assets.



PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

The Company sold $50,000 of common stock through a private placement in June 1998. The shares had not been issued as of June 30, 1998. The $50,000 investment has been classified as paid in capital and is included in the Retained Earnings ( Accumulated Deficit) line on the balance sheet. The price per share was $3.00. The total shares sold were 16,667.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

Stephen Owens, President of Expertelligence, Canada,  resigned May 22, 1998.

As disclosed in the 8K filed on December 17, 1997, the Company entered into an agreement to acquire Electronic Offsite Services. The acqusition had not occurred as of the filing of the June 30, 1998 10Q.

Item 6 - Exhibits and Reports on Form 8-K

None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

August 14, 1998 Denison Bollay, President and Chairman of the Board

(signature)

August 14, 1998 Robert Reali, Director

(signature)

August 14, 1998 Tami Bollay, Director

(signature)