Form 10KSB
period 1998-09-30
EXPERTELLIGENCE INC
filed 1998-12-30
CIK 723533

U. S. Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
    For the fiscal year ended September 30, 1998

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
[ X  ]

Issuer's revenues for the most recent fiscal year:  $897,226

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the per share closing bid price thereof on the Over-the-Counter Exchange as of a specified date within the past 60 days: Approximately $9,199,506 million based on a $6.25 per share closing bid price as of December 28,1998.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. Class Outstanding at September, 30 1998
      Preferred stock, no par    159,244
      Common stock, no par     1,471,921

ExperTelligence, Inc.
Annual Report on Form 10-KSB
For the Fiscal Year Ended September 30, 1998

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

8.    Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure                      ix

Part III

9.     Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act          x
10.    Executive Compensation                                     x

11.    Security Ownership of Certain Beneficial Owners and
        Management                                                xi
12.    Certain Relationships and Related Transactions             xi

13.    Exhibits and Reports on Form 8-K                           xi

Part I

Item 1. Description of Business

The objective of ExperTelligence ( The Company) is to support its clients in making their information needs or their information-driven products interactive on the World Wide Web. The Company designs, develops, markets and implements software products for business applications based on advanced, object-oriented, Internet-aware technologies which are designed, developed, integrated, and sold by the Company and its partners. The Company now specializes in the development and hosting of Web/Database and Electronic Commerce application solutions using WebBaseTM and ExperForms. The Company's extensive experience with eCommerce and database systems, combined with their web service WebdataR and the WebData Network, have given the Company the necessary experience to develop significant cutting edge Web software tools and high profile services. The Company is uniquely qualified to develop and host complex "intelligent" web sites that take full advantage of databases and their potential for sophisticated, cost effective applications.

The Company has established a presence in the telecommunications industry through the sale of ANDE TM (Ameritech Network Design Expert). ANDE has been licensed to Southwestern Bell and Bell Canada, and is marketed to other telephone companies by our development partner, Ameritech.

In 1997 the Company acquired, Cerebral Systems Development, a Canadian
corporation that produces software.   As a result of this acquisition
the Company introduced two new software products, WebberActive and Webber 32. In May 1998 ExperTelligence, Inc. moved support of these products to Santa Barbara.

ExperTelligence employs eleven people full time. Additional contract workers are hired as necessary to complete specific projects.

Business of Issuer

WebDataR, a comprehensive database - only portal for the Internet was announced by the company December 1, 1998. Webdata.com is built on proprietary intelligent agent and HTML parsing technology that collects, organizes and builds relationships between searchable databases. This allows the user who needs concrete data to locate the appropriate database immediately. Webdata.com catalogues only databases and used patent-pending user interface to provide access to them.

WebData Network is a link exchange service featuring the industries only query-based banner ad exchange. WebData Network is ideally suited to database sites because banner queries instantly send users to the related database and display the results. The banner ads are not just a static image, but an interactive tool to draw users to our client's sites.

This year the Company established Experdata.com, a database web-hosting site. This site is uniquely focused on hosting eCommerce, business to business, dynamic, database-enabled Web sites for real world applications. The Company is fully equipped to deliver high bandwidth connections, fast file servers, tip quality support services, site development and database expertise.

WebBaseTM still continues to be the Company's premier product. It is the basis for most of the consulting revenue and software sales. WebBaseTM provides users the tools to develop easy access to database information over the Internet. It includes full server capabilities and can interface with any of 50 database formats including Microsoft Access, Excel and SQL Server, Sybase SQL Server, Oracle, dBase, Paradox, and Btrieve. WebBaseTM provides for solutions ranging from simple access, to real estate listing, to complex enterprise-wide information system applications in human resources, finance, and sales. It allows existing databases to be enhanced through the addition of hypertext links into other Internet publications. Full details about WebBaseTM may be found on our web site, http://www.expertelligence.com.

The Company's consulting group specializes in integrating networks and Web and Internet technology to produce powerful application solutions for forward thinking business organizations. The Company has spent the last ten years combining Internet programming experience with real world business process understanding to produce well-engineered Internet, Intranet and Extranet applications.

ExperForms, based on WebBase TM, is revolutionary new software that converts scanned forms into complete web sites. It creates database and all the web forms necessary to add, update, search and view any web browser on the Intra or Internet. It is also resold through one of the Company's strategic partners, CAERE Corporation. The Company has participated with CAERE in major trade shows and other joint marketing activities this year allowing the Company to receive industry wide exposure.

E-Merge, a WebBase TM add-on allows users to conveniently send mail directly from their WebBase TM web server. E-Merge dynamically creates emails from databases.

WebberActive is a dynamic HTML editor and channel creation tool targeted directly at Microsoft and Netscape software standards.

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

Competitive Information

The Company is a pioneer in web database server technology. The company has delivered proven solutions to many Fortune 500 customers. The rapidly changing nature of the software industry and the fact that the Internet market is highly dynamic and competitive, requires that a significant effort be devoted to constantly developing new goods, services and partnerships. The Company continues to seek every opportunity to solidify its marketbase.

Regulatory Information

Government approval is not required for the sale of any of the Company's products.

There are no existing or probable government regulations, which will have a material effect on the Company, and there is no material cost of compliance to environmental laws.

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


Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on the Over-the-Counter Exchange, under the symbol "EXGP". At September 30, 1998 there were approximately 1,051 holders of record (1,049 holding common stock and 2 holding preferred stock).

As of September 30, 1998 the Company's assets and equity are still below NASD's minimum requirements. As such, quotations of the Company's security are not traded on NASDAQ.

The high and low bid price per share of the Company's common stock on the Exchange for the last two fiscal years was as follows (as these shares are traded on the OTC market, the prices indicated below are not necessarily reflective of actual transactions):

For the fiscal year ended September 30,

                         1998             1997

                    High     Low     High      Low
First Quarter      $1.12    $1.62    $4.25    $3.25
Second Quarter     $2.12    $2.68    $5.00    $4.00
Third Quarter      $3.44    $3.44    $3.25    $2.75
Fourth Quarter     $2.13    $2.63    $2.50    $2.50


There were no dividends declared during the past fiscal year.

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

Item 6. Management's Discussion and Analysis

Results of Operations
The Company plans to expand its scope of business activities including the introduction of WebData(TM), a portal to web databases, and other Web Services. The Company entered into a strategic marketing alliance with Saatchi & Saatchi, PLC ("Saatchi") in August 1998 which includes Saatchi's provision of strategic planning and marketing services related to WebData and the Web Services.


Comparison of Fiscal Year 1998 to Fiscal Year 1997

Sales decreased 6% from $955,246 to $897,226. The Company often sells its software's together with its consulting services to clients ranging from award winning HarrisInfoOnline, one of the largest international information brokers to Bagdasarian Productions, the creators of the Chipmunks to numerous municipalities, court and school systems.
The Company's expansion into its new portal to web databases, "WebData.com" will generate revenue from advertising in the upcoming year.

Cost of Sales increased by 66% due to development salaries working more on contract services and less on development of software. Selling and marketing expense decreased 281%. The Company's decision to market its products with the assistance of outside services resulted in the release of the Vice-President of Sales and the Vice-President of Marketing. This year the Company entered into a strategic marketing alliance with Saatchi & Saatchi, PLC ("Saatchi"), which includes Saatchi's provision of strategic planning and marketing services related to WebData and the Web Services. The Company limited it trades show participation to joint efforts with strategic partners, suchas CAERE Corporation. General and Administrative expenses were down 150% due to the Company's decision to review and analyze each expense category for optimum benefit and reduced cost. Significant reduction in expenses was seen in communication costs, health benefits, travel and supplies. General and Administrative costs in Canada were significantly lower due to the closure of this office in May 1998.
Research and Development increased by 30% due to the development of WebData and its patent pending processes. Income from operations after taxes decreased its loss from $(281,162) to a current loss of $(103,139). This loss includes a $50,000 non-cash non-recurring item.

The decrease in net loss before taxes over the prior year is attributable to consistent revenue from contract services and decreases in operating expenses. The change in net income after taxes is due to a deferred income tax benefit of $39,200 for 1998.

Liquidity and Capital Resources
Cash increased from $27,465 in 1997 to $130,149 in 1998. The increase is due to collection of most of the Company's receivable. Working capital decreased over the same period from $411,450 to $289,359. Included in Accounts Payable is a $50,000 non-recurring non-cash item. In addition a current receivable was reclassified to long term due to an agreement between the Company and its customer.

The net value of Capitalized Product Development Costs increased by $18,989. The Company spent the year concentrating on consulting. The next year will see the development of WebData and its development costs. The Company believes product development costs will be recovered in the future as development costs are matched to sales.

Long term debt has been eliminated.

Item 7. Financial Statements

The Financial Statements as of September 30, 1997 and 1998 are presented on the pages that follow.

EXPERTELLIGENCE, INC. AND SUBSIDIARY

SANTA BARBARA, CALIFORNIA
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997


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

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
ExperTelligence, Inc.
Santa Barbara, California

We have audited the accompanying consolidated balance sheets of ExperTelligence, Inc., a California corporation, and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ExperTelligence, Inc., and subsidiary at September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


McGowan Guntermann
Santa Barbara, California
November 16, 1998


EXPERTELLIGENCE, INC. AND SUBSIDIARY

    CONSOLIDATED BALANCE SHEETS
    September 30, 1998 and 1997


    ASSETS


                                          1998                1997

CURRENT ASSETS
Cash:
Non-interest bearing               $        5,659        $   16,355
Interest bearing                          124,490            11,110

Total Cash                                130,149            27,465

Accounts receivable - net of allowance
  (Note 1E)                               102,409           271,312
Inventory (Note 1C)                        66,723            65,178
Prepaid expenses and other current assets  16,570            28,083
Deferred tax assets (Note 1J and 6)       125,000           110,000

Total Current Assets                      440,851           502,038

PROPERTY AND EQUIPMENT - Net
  (Note 1I and 2)                          52,732            53,947

OTHER ASSETS
  Long-term accounts receivable (Note 14)  51,585                 -
Product development costs, net (Note 1D)  801,144           820,133
Deferred tax assets (Note 1J and 6)       353,000           328,000

Total Other Assets                      1,205,729         1,148,133

TOTAL ASSETS                           $1,699,312       $ 1,704,118



LIABILITIES AND SHAREHOLDERS' EQUITY



                                                1998           1997

CURRENT LIABILITIES
Accounts payable                        $      87,498       $ 33,174
Accrued vacation                               63,994         57,413

    Total Current Liabilities                 151,492         90,587


SHAREHOLDERS' EQUITY (Notes 3, 4 and 5):
Preferred stock, no par value, authorized
1,000,000 shares;issued and outstanding
159,244 shares for 1998 and 1997 (liquidation
preference is $3 per share, see
Note 3)                                       318,487        318,487
Common stock, no par value, authorized
2,000,000 shares;issued and outstanding
1,471,921 shares for 1998 and1,472,621
shares for 1997                             3,651,890      3,653,627
Accumulated deficit                        (2,422,557)    (2,358,583)

Total Shareholders' Equity                  1,547,820      1,613,531

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                      $ 1,699,312     $1,704,118



SEE AUDITOR'S REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPERTELLIGENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
 For the Years Ended September 30, 1998 and 1997




                                         1998               1997

INCOME (Note 7)                      $    897,226    $    955,246

OPERATING COSTS AND EXPENSES
Cost of sales                             327,881          215,997
Selling and marketing                      81,514          229,231
General and administration                470,352          706,649
Research and development                  120,618           84,531

Total Operating Costs and Expenses      1,000,365        1,236,408


LOSS FROM OPERATIONS                     (103,139)        (281,162)

OTHER EXPENSES (INCOME)
Interest expense                            2,879              738
Interest income                            (2,807)         (10,916)
Loss on foreign currency exchange             -              1,125

Total Other Expenses (Income)                  72           (9,053)


LOSS BEFORE INCOME TAXES                 (103,211)        (272,109)

INCOME TAXES (Note 6)                     (39,200)        (125,200)

NET LOSS                            $     (64,011)     $  (146,909)


EARNINGS PER SHARE AND COMMON STOCK
EQUIVALENTS (Note 1G)

LOSS BEFORE INCOME TAXES            $      (.0633)     $    (.1721)
INCOME TAXES                               (.0240)          (.0792)


NET LOSS                            $      (.0393)     $    (.0929)

EQUIVALENT NUMBER OF SHARES              1,631,753        1,580,379


SEE AUDITOR'S REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPERTELLIGENCE, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended September 30, 1998 and 1997


                                                        Common Stock
                  Preferred Stock   Common Stock         Subscribed

                 Shares     Amount   Shares   Amount    Shares     Amount

Balance,
September 30,
1996            159,244  $ 318,487  1,331,321 $ 3,189,727  100,000  $300,000

Stock issued      -           -        41,300     163,900   -          -

Common stock
subscribed        -           -       100,000     300,000 (100,000) (300,000)

Net loss          -           -         -            -        -        -

Balance, September
30, 1997        159,244    318,487  1,472,621   3,653,627     -        -

Common stock
redeemed          -          -          (700)      (1,737)    -        -

Net loss          -          -           -           -        -        -

Balance, September
30, 1998        159,244  $ 318,487  1,471,921 $ 3,651,890      -    $  -


                                                         Net
				  Accum.             Shareholders
                                 (Deficit)             Equity

Balance, September  30, 1996     $ 2,211,674)        $  1,596,540
Stock issued                          -                   163,900
Common stock subscribed               -                    -
Net loss                            (146,909)            (146,909)
Balance, September 30, 1997       (2,358,583)           1,613,531
Common stock redeemed                     37               (1,700)
Net loss                             (64,011)             (64,011)
Balance, September 30, 1998     $ (2,422,557)         $ 1,547,820

SEE AUDITOR'S REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPERTELLIGENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 1998 and 1997

CASH FLOWS FROM OPERATING ACTIVITIES         1998              1997


Collections from customers              $ 1,014,544    $     893,627
Interest collected                            2,807           10,916
Interest paid                                (2,879)            (738)
Taxes paid                                     (800)            (800)
Cash paid to suppliers and employees       (814,240)      (1,210,077)

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                  199,432         (307,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in product development costs       (75,710)        (176,791)
Purchase of property and equipment          (19,338)         (12,094)

NET CASH USED BY INVESTING ACTIVITIES       (95,048)        (188,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock redeemed                        (1,700)             -

NET CASH USED BY FINANCING ACTIVITIES        (1,700)             -

NET INCREASE (DECREASE) IN CASH             102,684         (495,957)
CASH AND EQUIVALENTS - BEGINNING OF YEAR     27,465          523,422
CASH AND EQUIVALENTS - END OF YEAR     $    130,149      $    27,465

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:

Net loss                              $     (64,011)     $   (146,909)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
    Loss on disposition of fixed asset          425               -
Depreciation and amortization               114,827            64,832
Deferred tax expense (benefit)              (40,000)         (126,000)
Decrease (increase) in:
Accounts receivable                         117,318           (61,619)
Inventory                                    (1,545)            3,122
Prepaid expenses and other current assets    11,513           (10,803)
Increase (decrease) in:
Accounts payable and accrued expenses        54,324           (21,036)
Accrued vacation                              6,581            17,341
Deferred revenue                               -              (26,000)

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                             $    199,432      $   (307,072)



SEE AUDITOR'S REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPERTELLIGENCE, INC. AND SUBSIDIARY

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    September 30, 1998 and 1997



Note 1    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    Business

ExperTelligence, Inc., (the Company) was incorporated in California on March 31, 1980. The Company develops custom software applications for telecommunication and transportation companies, publishes general purpose software products for the Internet, and sets up and maintains web sites for business and other entities.

B.    Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

C.    Inventory

Inventory consists primarily of product manuals, CD ROMs, and processing boards and is stated at the lower of average cost (determined on the FIFO basis) or market. A reserve for obsolescence of $230,874 has been provided for both 1998 and 1997.

D.    Product Development Costs

Product development costs represent the costs of new products and new application enhancements to existing products incurred subsequent to establishing technological feasibility of the product and prior to the date the product is available for release to customers. Amortization is calculated using the straight-line method over its economic useful life, approximately five years, or on a product-by-product basis in the ratio that current period sales bear to the total of current and anticipated revenues. This policy was adopted by the Company as of April 1, 1986, in accordance with the provisions of Financial Accounting Standards Board Statement No. 86, "Accounting for Software Development Costs." Total costs capitalized during the fiscal years ended September 30, 1998 and 1997, aggregated $75,710 and $336,791, respectively. Related amortization, utilizing the straight-line method, for the year ended September 30, 1998 and 1997, aggregated $94,699 and $46,916, respectively. Accumulated amortization of product development costs aggregated $372,758 and $278,059, at September 30, 1998 and 1997, respectively.

E.    Allowance For Doubtful Accounts

The allowance for doubtful accounts at September 30, 1998 and 1997, is $0 for both years.

EXPERTELLIGENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997



Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

F.    Revenue

Revenue from software sales is recognized on delivery of the software when no further obligations remain under the sales or licensing agreement. Revenue from software license agreements that include significant product development is recognized upon the percentage of completion method. As of September 30, 1998 and 1997, there were nocosts and estimated earnings in excess of billings or billings in excess of costs on uncompleted contracts. Product development services include postcontract customer support and software services. Revenue from postcontract customer support is recognized ratably over the period of the postcontract support arrangement. Revenue from software services is recognized as the services are performed.

G.    Earnings Per Share

Earnings per common share and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Preferred shares are considered in the computation of earnings per common and common equivalent shares for the years ended September 30, 1998 and 1997. Stock options were not considered in the computation of common equivalent shares for 1998 and 1997, because the stock options were considered antidilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997



Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

K.    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

L.     Principles of Consolidation

The 1998 and 1997 consolidated financial statements include the accounts of ExperTelligence, Inc. and its wholly-owned subsidiary, ExperTelligence Canada, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

M.    Stock-Based Compensation

The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions of pro forma disclosure requirements of SFAS 123 in fiscal year 1997.
Options granted to non-employees are recognized at their estimated fair value at the date of grant.

EXPERTELLIGENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997



Note 2    -    PROPERTY AND EQUIPMENT

Depreciation expense for the years ended September 30, 1998 and 1997, is $20,128 and $17,916, respectively. Property and equipment at September 30, 1998 and 1997, is summarized as follows:

                                        1998             1997

Furniture and fixtures               $   33,983     $   33,983
Purchased software                        9,662          8,929
Equipment                               391,667        373,486
                                        435,312        416,398

Less: Accumulated depreciation          382,580        362,451

                                     $   52,732      $  53,947



Note 3    -    SHAREHOLDERS' EQUITY

The preferred stockholders have voting rights equal to that of common stockholders. The preferred stock is convertible into common stock on a one-for-one basis at any time. No shares of preferred stock were issued during the year ended September 30, 1998 and 1997. The preferred stock is nonredeemable, has a preference in liquidation equal to $3 per share plus any declared but unpaid dividends and provides for dividends to be declared at management's discretion. As of September 30, 1998 and 1997, no dividends have been declared.



Note 4    -    STOCK OPTION PLANS

A.    1983 Incentive Stock Option Plan

In June 1983, the Company adopted an employee Incentive Stock Option Plan (1983 ISOP) and a Nonqualified Stock Option Plan (NSOP). Under the 1983 ISOP, the Company reserved a maximum of 55,000 shares to be issued upon the exercise of options. The number of shares that may be issued pursuant to the NSOP is subject to determination of the Board of Directors. Both plans are administered by the Board of Directors. As of September 30, 1997, the board has not granted any options under the NSOP. As of September 30, 1997, there are no options outstanding under the 1983 ISOP. This plan was terminated as of September 30, 1997.

EXPERTELLIGENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997

Note 4    -    STOCK OPTION PLANS (continued)

B.    1988 Incentive Stock Option Plan

In August 1988, the Board of Directors adopted a new ISOP (1988 ISOP), whereby options may be granted to management and key employees at exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant. The Company had reserved 200,000 shares
of common stock for the exercise of options under this plan.   195,000
options were granted at exercise prices per share of $.10 for options with a ten-year term and $.11 for those options with five-year terms (the estimated fair market value at the date of the grant). The plan was terminated as of September 30, 1997.

C.    1996 Equity Participation Plan

On August 15, 1996, the Board of Directors adopted the 1996 Equity Participation Plan, whereby options may be granted to employees, consultants, or independent directors. For Incentive Stock Options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For Nonqualified Stock Options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The board of directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 475,000 shares of common stock for the exercise of options under this Plan. No options have been granted under the Nonqualified Stock Options plan.

EXPERTELLIGENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997

Note 4    -    STOCK OPTION PLANS (continued)

C.    1996 Equity Participation Plan

        Stock option activity is shown below:

                                                        Weighted Average
                                                         Grant Date Fair
                                                        Value of Options
                         Number of    Weighted Average    Granted During
                        Shares         Exercise Price          Year

1997

Outstanding at
beginning of year       87,500          $ 4.00
Granted                191,000            4.10              $ 4.78
Exercised                 -                 -
Cancelled               80,000            4.00
Outstanding at end
    of year            198,500            4.10
Exercisable at end of
    year                 7,500            4.00

1998
Outstanding at
beginning of year      198,500           $4.10
Granted                 60,000            1.435             $ 1.75
Exercised                                 -                      -
Cancelled               80,000            4.25
Outstanding at end
    of year            178,500            3.14
 Exercisable at end
    of year             29,700            4.00

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

EXPERTELLIGENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997



Note 4    -    STOCK OPTION PLANS (continued)

C.    1996 Equity Participation Plan (continued)

Had compensation costs for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been:

                    1998          1997
Net loss
As reported    $   (64,011)    $   (146,909)
Pro forma         (242,516)        (231,904)

Primary earnings per share
As reported        (.0393)         (.0929)
Pro forma          (.1486)         (.1467)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax expense and benefits of approximately $71,100 and $34,100, respectively, has not been reflected in the pro forma amounts. The fair value of these options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1997:

                        1998    1997


Expected life (years)    10    10
Risk-free interest rate  6%    6%
Volatility             160%   25%
Expected dividends     None    None



Note 5 -    COMMON STOCK

During the year ended September 30, 1998, the Company redeemed 700 of its own shares. To properly record the redemption, common shares issued and outstanding was reduced by 700 shares, the dollar amount of common stock was reduced by $1,737 and retained earnings was increased by $37.

EXPERTELLIGENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997



Note 6    -    INCOME TAXES (continued)

Income tax expense (benefit) for the years ended September 30, 1998 and 1997, are as follows:

                  1998               1997

Current          $      800     $       800
Deferred            (40,000)       (126,000)

Total            $  (39,200)    $   (125,200)

Components of the deferred tax assets and (liabilities) recognized in the balance sheet at September 30, 1998, are as follows:


                                            Current       Non-current

Accrued vacation pay                      $   26,000      $      -
Property and equipment                         -            (6,000)
Software costs                                 -          (265,000)
Investment in subsidiary                       -           (78,000)
Deferred state tax                              9,000       (2,000)
Net operating losses                           90,000      921,000
Deferred tax credits                           -           226,000
                                              125,000      796,000
Deferred tax assets valuation allowance        -          (443,000)

Deferred tax asset                         $ 125,000    $  353,000

Reconciliation of the difference between income taxes computed at Federal statutory tax rates and provision for income taxes, for the year ended September 30, 1998, is as follows:

Income taxes computed at Federal statutory tax rate    $  (24,000)
State tax provision                                         3,000
Graduated tax rates                                        (7,000)
Net operating loss and deferred credits                    69,000
Valuation allowance                                       (80,200)

Provision for income taxes                             $  (39,200)

EXPERTELLIGENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997



Note 6    -    INCOME TAXES (continued)

Temporary differences have resulted between financial statement and income tax reporting including depreciation, capitalized software costs, non-deductibility of accrued vacation wages not paid within seventy-five days of year end, and net operating loss carryforwards.


As of September 30, 1998, the Company had the following approximate net operating loss and tax credit carryforwards available to reduce future federal and state income taxes:


                          Federal     Federal    State         State
    Expiring           Net Operating    Tax    Net Operating    Tax
    September 30           Losses     Credits    Losses       Credits

    1999              $    28,000    $  56,000   $   -      $     -
    2000                  487,000       30,000       -            -
    2001                  390,000          -         -            -
    2002                  309,000          -       171,000        -
    2003                  125,000          -        38,000        -
    2004                      -          6,000       -            -
    2005                  614,000       30,000       -            -
    2006                  481,000       39,000       -         9,000
    2007                   68,000       14,000       -        16,000
    2008                      -         10,000       -            -
    2009                      -            -         -            -
    2010                      -          1,000       -            -
    2011                      -          4,000       -         8,000
    2012                  342,000        2,000       -         1,000
    2013                   76,000          -         -            -

                      $ 2,920,000    $ 192,000    $ 209,000 $ 34,000


EXPERTELLIGENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997



Note 6 -    INCOME TAXES (continued)

Components of the deferred tax assets (liabilities) recognized in the balance sheet at September 30, 1997, are as follows:

                                           Current      Non-current

Accrued vacation pay                     $   24,000    $       -
Property and equipment                        -           (8,000)
Software costs                                -         (264,000)
Investment in subsidiary                      -          (91,000)
Deferred state tax                            8,000        2,000
Net operating losses                         78,000      992,000
Deferred tax credits                          -          223,000
                                              110,000    854,000
Deferred tax assets valuation allowance       -         (526,000)

Deferred tax asset                          $ 110,000  $ 328,000


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



Note 7 -    SIGNIFICANT CUSTOMERS AND CREDIT RISK

For the year ended September 30, 1998, 68% of accounts receivable was concentrated between two customers. Three customers accounted for approximately 71% of total revenue.

For the year ended September 30, 1997, 69% of accounts receivable was concentrated among three customers. These same three customers accounted for approximately 54% of total revenue.

EXPERTELLIGENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997



Note 8 -    CASH AND CASH EQUIVALENTS - CONCENTRATION OF CREDIT RISK

Uninsured cash balances were $31,985 at September 30, 1998, and $0 at September 30, 1997.

Note 9 -    LINE OF CREDIT

On October 14, 1997, the Company reactivated a line of credit that had expired January 31, 1996. The limit on this line of credit is $30,000. The balance on this line of credit at September 30, 1998, was 0.

On February 25, 1998, the Company opened a second line of credit that expires February 1, 1999. The limit on this line of credit is $100,000. It is secured by inventory, receivables, contract rights and furniture and fixtures. The balance on this line of credit at September 30, 1998, was 0.


Note 10 -    NON-CASH TRANSACTIONS

During the year ended September 30, 1997, the Company issued 40,000 shares of common stock at $4.00 per share to acquire a wholly owned subsidiary (see Note 12).

During the year ended September 30, 1997, the Company issued 1,300 shares of common stock at $3.00 per share to pay for legal expenses.

Note 11 -    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1998 and 1997, does not differ materially from the carrying values of its financial instruments recorded in the accompanying balance sheet. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.

EXPERTELLIGENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997

Note 12 -    BUSINESS ACQUISITION

On March 12, 1997, the Company acquired Cerebral Systems Development Corporation (formerly CSD, now ExperTelligence Canada, Inc.) for an aggregate purchase price of $188,052 (excluding acquisition costs of $44,473), consisting of $28,052 cash and the issuance of 40,000 shares of common stock of the Company at $4.00 per share. ExperTelligence Canada, Inc. (ET Canada) is a Canadian company that develops software, which is sold worldwide, mainly over the Internet.

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

The following unaudited pro forma condensed combining statements of operations of the Company and ET Canada for the year ended September 30, 1997 has been prepared to illustrate the effect of the acquisition which is being accounted for as a purchase, as if the acquisition had occurred on October 1, 1996. Adjustments have been made including the issuance of common stock as part of the acquisition. The pro forma information is presented for illustrative purposes only, and is not necessarily indicative of what actual results of operations would have been during such periods.

                      Year Ended
                    September 30, 1997
Income Statement
Net sales          $    993,204
Net loss               (131,570)
Net loss per share      (.0833)

EXPERTELLIGENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997



Note 13 -    COMMITMENTS AND CONTINGENCIES

Leases

Starting on January 1, 1997, the Company leased its office space under a non-cancelable operating lease through December 31, 1998 for monthly rental payments of $2,350. The monthly rental rate will be adjusted on January 1st of each subsequent year to reflect the year-to-year percentage change in the Los Angeles Consumer Price Index for September. Total office rent expense for the years ended September 30, 1998 and 1997 is $28,494 and $28,200 ($21,150 under the non-cancelable lease), respectively. It is the Company's intent to extend the lease for two years, to December 31, 2000.

Future minimum lease payments for the year ending September 30, are as follows:

    1999    $ 28,704
    2000      28,704
    2001       7,176

    Total   $ 64,584

Note 14 -    SUBSEQUENT EVENTS

On October 7, 1998, the Company issued 16,667, shares of common stock, valued at $50,000, in exchange for marketing and consulting services. The $50,000 was included in accounts payable and expense as of September 30, 1998.

The Company is in the process of converting an account receivable balance of $51,585 into a long-term note receivable. This amount has been reclassified on the September 30, 1998, balance sheet to a long-term accounts receivable.

Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure

    None.

Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
                                                     Year first
Name             Age        Position                elected Director

Denison Bollay    46    President, Chairman of the Board    1980
Robert Reali      37    Vice President, Director            1988

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

Mr. David Swan resigned in January 1998

Item 10. Executive Compensation

The following table sets forth as required all compensation to officers for services rendered in all capacities to the Company during or with respect to the 1997 fiscal year.

Name & Position      Year      Salary       Bonus  Other     Annual
Compensation

Denison Bollay, CEO   1997   $151,200        $0              $151,200
Robert Reali, VP Dev  1997  $  64,500        $0              $ 66,000
David Swan, VP Sales  1997  $  80,462        $0              $  6,415

The table on the following page sets forth, as to individuals having received greater than 5% of options granted and as to all executive officers and directors as a group, the following information with respect to stock options: (i) the aggregate number of shares of the Company's common stock subject to options granted under the 1988 Incentive Stock Option Plan and the 1996 Incentive Stock Option Plan through September 30, 1997, (ii) the number of options exercised prior to September 30, 1997,
iii) the number of options currently exercisable as of September 30, 1997,
and iv) the average per share option exercise price.   As of September 30,
1998 198,500 options had not been exercised.

                       (i)            (ii)       (iii)        (iv)
                      Options    Options       Options        Average
Identity of group    Granted    exercised     exercisable  exercise price

Denison Bollay     95,000       0              0            $2.72
Robert Reali       25,000       0              0            $2.72
Ofelia Garcia       5,000       0              0            $4.00
George Barilla     18,000       0              0            $2.72
Beverly Pierson    25,500       0              0            $2.84
Brad Bradbury       5,000       0              0            $1.44
Sahap Yuzer         5,000       0              0            $1.44

Item 11. Security Ownership of Certain Beneficial Owners and
Management


On September 30, 1998, no person owned beneficially more than five percent (5%) of the outstanding shares of the common stock of the Company except as set out below. The Company has no securities other than its preferred stock and common stock.

                                          Number of    Percent of
Name and Address of Beneficial Owner    Shares Owned     Class

Denison Bollay, CEO
203 Chapala Street
Santa Barbara, CA 93101                     395,463    24.2%

BNP Venture Capital Corporation
c/o Bank of the West
50 W. San Fernando, 2nd Floor
San Jose, CA  95113                         150,000      9.2%

Officers and Directors as a Group           440,463     28.3%


Item 12. Certain Relationships and Related Transactions

    None.

Item 13.    Exhibits and Reports on Form 8-K.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ExperTelligence, Inc.
Denison Bollay, President, Chief
Financial Officer and Chairman of the Board
December 29,1998

Robert Reali, Director
December 29, 1998