Form 10QSB
period 1998-12-31
EXPERTELLIGENCE INC
filed 1999-02-17
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practical date.

Class                      Outstanding at December 31, 1998
 Preferred stock, no par       159,244
 Common stock, no par        1,504,288

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS


                                                          Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheet at December 31, 1998 and September 30, 1998   3

Statement of Operations for the 3 months period
ended December 31, 1998 and December 31,1997.               4

Statement of Cash Flows for the 3 months period
ended December 31, 1998 and December 31, 1997.              5

Notes to Financial Statements                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of the
Financial Condition and Results of Operation                7

PART II - OTHER INFORMATION

Other information                                           9

                             ExperTelligence, Inc.
                                Balance Sheets

                                   at 12/31/98   at 09/30/98
ASSETS
Current assets:
Cash and cash equivalents  ***        $ 40,048      $ 130,149
  Accounts receivable, net              72,118        102,409
  Inventory                             62,443         66,723
  Prepaid exp and other current
    assets                              51,078         16,570
  Deferred tax asset-current           177,507        125,000
     Total current assets             $403,195       $440,851

  Long- Term Accounts Receivable     $  51,585      $  51,585
  Product development costs, net       919,692        801,144
  Property and equipment, net           48,225         52,732
  Deferred tax asset-noncurrent        353,000        353,000

Total assets                        $1,775,696     $1,699,312


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                     $42,794        $87,498
  Accrued vacation                      65,767         63,994
  Deferred revenue                           0              0
  Line of Credit                             0              0
  Other accrued expenses                   161              0

  Total current liabilities           $108,722       $151,492

Long term debt                               0              0

Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares;
  outstanding and 159,244 shares      $318,487       $318,487
  as of December 31, 1998 and
  September 30, 1998
Common stock, no par value.
  Authorized 2,000,000 shares;
  issued and outstanding
  1,504,288 shares as of
  December 31,1998 and 1,471,921
  shares as of September 30,
  1998                              $3,776,890     $3,651,890
Retained earnings
  (Accumulated deficit)            $(2,428,403)   $(2,422,557)

Net stockholders' equity            $1,666,974     $1,547,820

Total liabilities and stockholders
 equity                             $1,775,696     $1,699,312

*** Subsequent to the end of the quarter, approximately $1,187,000 was raised in private placements (see Item-2, Changes in Securities).

                        EXPERTELLIGENCE, INC.
                       STATEMENTS OF OPERATIONS

                             For the three months
                             ended December 31       December 31,
                               (unaudited)          (unaudited)

                                 1998                  1997
Revenues                       $52,512               $286,419


Operating costs
 and expenses

Cost of Sales                   38,132                 96,450
Sales & Marketing               31,744                    158
General &
Administration                  82,841                88,189
Research &
Development                     23,371                 26,756

Total operating costs
and expenses                  $176,088               $211,593

Profit/(loss) from
operations                   $(123,576)              $ 74,826


Other expense (income)
Interest expense                     0                    348
Interest income                   (464)                   (69)
Gain/Loss on Fixed Assets            0                      0
Income Tax                         800                    800
Deferred Tax Expense           (52,507)                36,000
Other                                0                      0

Total other expense
(income)                      $(52,171)               $37,079

Net income (loss)             $(71,405)               $37,747


Net income (loss)
per share                       $( .04)                  $.02

See accompanying notes to financial statements.

                         EXPERTELLIGENCE, INC.
                        STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH

                                  For the three months ended
                                 December 31,       December 31,
                                   1998                 1997
                                 (unaudited)         (unaudited)
Cash flows from operating activities:
Net income (loss)
for the period ending
December 31, 1998 and
December 31, 1997                 $ (71,405)         $37,747
Adjustments to reconcile
net income (loss) to net cash
used by operating activities:
Depreciation & amortization          18,743           18,557
Decrease (increase) in
 accounts receivable                 30,291         (139,675)
Decrease (increase) in
 inventory                            4,280                0
Decrease (increase) in
 prepaid expenses                   (34,508)          (8,954)
Decrease (increase) in other
 current assets                           0                0
Increase (decrease) in accounts
 payable & accrued expenses         (42,771)          11,672
Increase (decrease) in
 deferred revenue                         0                0
Total adjustments                 $( 23,964)        $(82,400)

Net cash provided (used)
 by operating activities           $(95,370)        $(44,653)

Cash flows from investing activities:
 (Increase) decrease in product
 development costs                 $(65,959)       $ (12,252)
Purchase of property and
 equipment                           (1,265)            (455)
Decrease in Deferred Tax
 Assets                             (52,507)          36,000
Decrease in other assets                  0                0

Net cash provided (used) by
 investing activities             $(119,731)       $ (12,707)
Cash flows from financing activities:
Repayments of notes to
  related parties                         0           30,000
Repayments of other
 long-term debt                           0                0
Proceeds from issuance of
 common stock                       125,000                0

Net cash provided (used)
 by financing activities            125,000           30,000

Net increase (decrease )
 in cash                           $(90,101)        $(27,360)

Cash and cash equivalents
 as of beginning of period         $130,149        $  27,465
Cash and cash equivalents as
 of period end                     $ 40,048        $     105



ExperTelligence, Inc.
NOTES TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared by ExperTelligence, Inc. ( or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Annual Report Form 10-K for the year ended
September 30, 1998. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months period ended December 31, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders September 30, 1998 and are incorporated by reference.

2. Fixed assets are comprised of the following :

                            12/31/98     09/30/98

   Furniture & Fixtures     $33,983      $33,983
   Purchased Software         9,662        9,662
   Equipment                392,930      391,667
      Total                 436,575      435,312

Less : Accum depreciation   388,350      382,580

                           $ 48,225     $ 52,732



4. Primary earnings per share are based on the weighted average number of common stock and equivalents outstanding during the period.

5. At September 30, 1998, the Company had the following approximate net operating loss carryforwards available to reduce future Federal income taxes:

             Federal     Federal    State     State
Expiring   NetOperating    Tax   NetOperating  Tax
September30   Losses     Credits    Losses    Credits
1999          28,000     56,000           -         -
2000         487,000     30,000           -         -
2001         390,000          -           -         -
2002         309,000          -     171,000         -
2003         125,000          -      38,000         -
2004               -      6,000           -         -
2005         614,000     30,000           -         -
2006         481,000     39,000           -     9,000
2007          68,000     14,000           -    16,000
2008               -     10,000           -         -
2009               -          -           -         -
2010               -      1,000           -         -
2011               -      4,000           -     8,000
2012         342,000      2,000           -         -
2013          76,000          -           -         -

          $2,920,000   $192,000    $209,000   $34,000



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

                             ExperTelligence, Inc.
                   MANAGEMENT's DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements subject to risks and uncertainties that may cause the Company's actual results to differ materially. Such risks and uncertainties include, but are not limited to, various important competitive and technological factors such as pricing pressures; as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K for the year ended September 30, 1998. The Company's financial disclosures can be accessed at its website http://www.exgp.com/.

OVERVIEW

The objective of ExperTelligence (The Company) is to support its clients in making their information needs or their information-driven products interactive on the World Wide Web. The Company designs, develops, markets and implements software solutions for business applications based on advanced, object-oriented, Internet technologies which are designed, developed, integrated, and sold by the Company and its partners.
The Company specializes in the development and hosting of Web/Database and Electronic Commerce application solutions using WebBaseTM and ExperForms. The Company's extensive experience with eCommerce and database systems, combined with their web service WebData(R) and the WebData Network, have given the Company the necessary experience to develop significant cutting edge Web software tools and high profile services. The Company is uniquely qualified to develop and host complex "intelligent" web sites that take full advantage of databases and their potential for sophisticated, cost effective applications. Additional information on the Company's products and consulting services can be found at its website http://www.expertelligence.com/ and http://www.webdata.com/.

On December 1, 1998 ExperTelligence launched WebData.com, a specialized database portal designed to provide rapid access to Internet databases from a single place. The company has applied for the trademark "The Internet IS the Database". ExperTelligence has a patent pending on its WebData4D interface.

Simultaneously, ExperTelligence announce it's link exchange network "WebDataNetwork". This is the first banner exchange program based on interactive queries to databases. Users can add banners to their sites by following the instructions at http://www.webdatanetwork.com/; the rest is completely automatic.


RESULTS OF OPERATIONS FOR THE THREE MONTHS PERIOD ENDED
DECEMBER 31, 1998 AND 1997

ExperTelligence's revenues consist of product revenues, (including licensing of its software), consulting, and other services.

Total revenues were $52,512 and $286,419 for the three months period ended December 31, 1998, and 1997, respectively. This decrease of 82% is a direct result of the Company's decision to focus its attention on the final development and marketing of its new web database portal WebData.com and its companion WebDataNetwork.com. On December 1, 1998 the Company launched WebData and WebData Network.

Cost of Sales consists primarily of service personnel, software amortization and provision for inventory.

Cost of Sales were $38,132 (73% of revenue) and $96,450 (34% of revenue)for the three months period ended December 31, 1998 and 1997, respectively. The 60% decrease is directly attributable to Management's decision to put its full efforts into WebData and WebData Network. Software amortization, which remains a constant, pushed the percentage mix down.

Sales and marketing consists of sales personnel, advertising and promotion.

Sales and marketing expenses were $31,744 (60% of revenue) and $198 (0% of revenue) for the three months period ended December 31, 1998 and 1997, respectively. Beginning with this fiscal year the Company will be reporting sales and marketing personnel and their related expenses under this heading. In prior years, the Company reported these expenses under the general and administrative heading. In this quarter the Company enlisted the services of two consultants. Jupiter Communications, which specializes in on-line advertising strategies. The Terpin Group, whom the Company has an ongoing relationship, will assist the Company with the preparation of widespread, timely news reporting. An agreement between the Terpin Group and the Company was reached in December 1998, in which services will be exchanged for common stock. (See item-2, Changes in Securities).

General and Administrative expenses includes costs of administrative salaries, employee benefits, facilities, depreciation, communication, insurance, professional fees, shareholder expense and other related expenses associated with the day to day operation of the Company.

General and administrative expenses were $82,841 (159% of revenue) and $88,189 (31% of revenue) for the three months period ended December 31, 1998 and 1997, respectively. General and administrative expense on the whole were down 6%. Sales and marketing expenses have been reclassified to the Sales and Marketing heading. Professional fees are up due to accelerated patent and trademark protection. During this quarter, efforts were made to hire an individual to focus on strategic business development. Subsequent to this quarter end, such an individual was hired.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses were $23,371 (45% of revenue) and $26,756 (9% of revenue) for the three months period ended December 31, 1998 and 1997, respectively. The capitalization of developer's time on WebData development resulted in this 13% decrease.

Loss and profit from operations for the three months period ended
December 31, 1998 and December 31, 1997 were $(123,576), and $74,826, respectively. This decrease in profits represents management's decision to diversify its revenue streams by completing and bringing to market, WebData.com. The Company feels that in redirecting its team and leading Internet technologies to it's database portal, WebData, they are much better poised to ride the Internet growth wave.

Deferred tax expense decreased and increased proportionately with income for the three months period ended December 31, 1998 and 1997 respectively. These numbers are a result of the change in accounting policy which took effect FY94, and are not actual cash expenses.

The software developed and used by the Company is Year 2000 compliant. Internal reviews indicate that the Company's products do not contain code that directly uses dates that would lead to user problems at the turn of
the century.   In house software has been reviewed and the necessary steps for compliance have been completed.

LIQUIDITY

At December 31, 1998 the Company reported working capital of $294,473 which was up 2% from $289,359 at September 30, 1998. This increase is due to an increase in prepaid expenses and current deferred tax assets. Net stockholder's equity of $1,666,974 was up 8% from $1,547,820 on September 30, 1998. Subsequent to the end of the quarter, approximately $1,187,000 was raised in private placements (see Item-2, Changes in Securities).

Accounts receivable of $72,118 was down at December 31, 1998 from the September 30, 1998 figure of $102,409. This 30% decrease is in keeping with the Company's decision to pursue additional sources of revenue by launching WebData and its companion WebData Network. It is believed that all receivables will be collected.

Net product development costs were $919,692 and $801,144 for the periods ending December 31, 1998 and September 30, 1998, respectively.
This 15% increase reflects the shift in salaries from software and contract services to software development. Management continues to believe in the commercial viability of all products for which research costs are capitalized.

Accounts payable was $42,794 at December 31, 1998 compared to $87,498 at September 30, 1998.

Accrued vacation was $65,767 at December 31, 1998 compared to $63,994 at
September 30, 1997.   Both figures represent less than 3% of total
assets.


PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

During the quarter ended December 31, 1998, the Company agreed to issue 10,000 shares of common stock at $3.00 per share to pay for public relation expenses.

Under Section 4(2) of the Securities Act of 1933 and Regulation D, on November 30, 1998, the Company sold 15,000 shares of unregistered common stock with warrants at $3 per share to a private investor.

Subsequent Events:
On January 12, 1999, these warrants were exercised.

Under the same Regulation D, on January 14&15, 1999, the Company sold 182,000 shares of unregistered common stock through private placements, to individual investors at $6 per share. In addition, 91,000 underlying warrants at $10 per share were issued. These will expire in two years. The funds will be used for general corporate purposes.


Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

On February 3, 1999 the Company held its Annual Meeting of Shareholders. The matters presented for vote were the Election of Officers and
Ratification of Selection of Auditors.   The nomination for directors,
Denison W. Bollay, Robert Reali and Trygve Duryea was carried with
832,567 For and 130 Abstain.   McGowan, Guntermann was ratified as auditors
for the Company with 832,697 For.


Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

February  16, 1999 Denison Bollay, President and Chairman of the Board

(signature)

February 16, 1999 Robert Reali, Director

(signature)

February 16, 1999 Trygve Duryea, Director

(signature)