Form 10QSB
period 1999-03-31
EXPERTELLIGENCE INC
filed 1999-05-17
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        AND EXCHANGE ACTS OF 1934

        For the quarterly period ended March 31, 1999

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's class of stock, as of the latest practical date.

Class                      Outstanding at March 31, 1999
 Preferred stock, no par     159,244
    Common stock, no par   1,732,288

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS

                                                        Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Balance Sheet at March 31, 1999 and September 30, 1998    3

  Statement of Operations for the 3 and 6 month period
  ended March 31, 1999 and March 31, 1998.                  4

  Statement of Cash Flows for the 3 and 6 month period
  ended March 31, 1999 and March 31, 1998.                  5

Notes to Financial Statements                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation              7

PART II - OTHER INFORMATION

  Other Information                                         8

                             ExperTelligence, Inc.
                                Balance Sheets



                                          at 3/31/99       at 09/30/98
ASSETS
Current assets:
  Cash and cash equivalents                $956,637          $130,149
  Accounts receivable, net                   78,220           102,409
Inventory                                    62,238            66,723
  Prepaid exp. and other current assets      32,165            16,570
  Deferred tax asset-current                242,322           125,000
     Total current assets                $1,371,582          $440,851

  Long-Term Receivable                       51,585            51,585
  Product development costs, net            974,017           801,144
  Property and equipment, net                64,061            52,732
  Deferred tax asset-non-current            353,000           353,000
  Other non-current assets                  375,000                 0

Total assets                             $3,189,245        $1,699,312


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                         $ 25,331          $  87,498
  Accrued vacation                           75,233             63,994
  Deferred revenue                                0                  0
  Line of Credit                                  0                  0
  Other accrued expenses                         51                  0

  Total current liabilities                $100,615          $ 151,492

Long term debt                                    0                  0

 Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares;
  outstanding and 159,244 shares           $318,487          $ 318,487
  as of March 31, 1999 and
  September 30, 1998
Common stock, no par value.
  Authorized 20,000,000 shares; issued and
  Outstanding 1,732,288 shares as of
  March 31,1999 and
  September 30, 1998                      $5,338,890         $3,651,890
Retained earnings (Accumulated deficit)  $(2,568,747)       $(2,422,557)

Net stockholders' equity                  $3,088,630         $1,547,820

Total liabilities and stockholders equity $3,189,245         $1,699,312

See accompanying notes to financial statements



                            EXPERTELLIGENCE, INC

                          STATEMENTS OF OPERATIONS



                               For the three months    For the six months

	                           ended March 31,        ended March 31,
	                             (unaudited)              (unaudited)

	                           1999       1998       1999     1998
Revenues		             $ 40,019    $255,341  $  92,531  $529,659


Operating costs and expenses

Cost of Sales                 $  27,710    $ 77,495  $  66,101  $159,174
Sales & Marketing                51,238      24,515     78,698    43,099
General & Administration        142,229     100,501    229,066   190,207
Research & Development           28,387      37,295     51,758    69,251

Total operating costs
& expenses                    $ 249,564    $239,806  $ 425,623  $461,731

Profit/(loss) from
operations                    $(209,545)   $ 15,535  $(333,092) $ 67,928

Other expense (income)
Interest expense              $       0    $  1,195  $       0 $   1,544
Interest income                  (4,356)     (1,017)   ( 4,820)  (1,132)
Gain/Loss on Fixed Assets             0           0          0         0
Income Tax                            0           0        800       800
Deferred Tax Expense            (64,815)    (12,100)  (117,322)   23,900
Other                                 0           0          0         0

Total other expense (income)  $ (69,171)  $ (11,922) $(121,342) $ 25,112

Net income (loss)              (140,374)  $  27,457  $(211,750) $ 42,816



Net income (loss) per share        (.07)       $.02       (.11)     $.03

See accompanying notes to financial statements.


                          EXPERTELLIGENCE, INC.
                          STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH

                              For the three months    For the six  months
                               Ended March 31,          ended March 31,
                                  (unaudited)            (unaudited)
                                  1999         1998        1999        1998
Cash flows from operating
activities:
Net income (loss) for the
period ending March 31,           $ (140,374)  $ 27,458   $ (211,750)  $ 42,816
Adjustments to reconcile
net income (loss) to net cash
used by operating activities:
Depreciation and amortization         18,763   $ 16,781   $   37,699   $ 35,338
Decrease (increase) in accounts
receivable                            (6,102)   174,098       24,189     56,812
Decrease (increase) in
inventory                                205      3,437        4,485      3,437
Decrease (increase) in prepaid
expenses                              21,988     (4,593)     (12,295)   (13,547)
Decrease (increase) in other
current assets                        (3,075)         0       (3,300)         0
Increase (decrease) in accounts
payable & accrued expenses            (5,077)    (8,438)     (50,877)     3,478
Increase (decrease) in
deferred revenue                           0          0            0          0

Total adjustments                 $   26,702   $181,285  $       (99)  $ 85,518

Net cash provided (used) by
operating activities              $ (113,672)  $208,743  $  (212,042)  $128,334

Cash flows from investing activities:
(Increase) decrease in product
development costs                 $  (68,660)  $(17,546) $  (134,618)  $(27,639)
Purchase of property and
 equipment                           (23,264)    (4,567)     (21,723)    (7,425)
(Increase)Decrease in
 Deferred Tax Assets                  64,815)   (12,100)    (117,322)    23,900
(Increase)Decrease in
 other assets                       (375,000)         0     (375,000)         0

Net cash provided (used)
investing activities              $ (531,739)  $ (34,213) $ (648,663)  $(11,164)

Cash flows from financing activities:
Repayments of notes to related
parties                           $        0   $       0  $        0   $      0
Repayments of other
long-term debt                             0      30,000           0          0
Proceeds from issuance of
common stock                       1,562,000           0   1,687,000          0

Net cash provided (used) by
financing activities              $1,562,000    $ 30,000  $1,687,000  $       0

Net increase(decrease) in cash    $  916,589   $ 144,530  $  826,488  $ 117,170

Cash and cash equivalents as
of beginning of period            $   40,048         105  $  130,149     27,465
Cash and cash equivalents as
of period end                     $  956,637   $ 144,635$ $  956,637  $ 144,635



ExperTelligence, Inc.
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly, ExperTelligence, Inc., financial position as of March 31, 1999 and results of operations and changes in financial position for the three and six month ended March 31, 1999.

The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders September 30, 1998 and are incorporated by reference.

2. Fixed assets are comprised of the following :

                                        3/31/99    09/30/98

        Furniture & Fixtures            $33,983     $33,983
        Purchased Software               10,500       9,662
        Equipment                       410,098     391,667
          Total                         454,581     435,312

        Less :Accumulated depreciation  390,520     382,580

                                       $ 64,061    $ 52,732


3. The results of operations for the three and six month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

4. Primary earnings per share are based on the weighted average number of common stock and equivalents outstanding during the period.

5. At September 30, 1998, the Company had the following approximate net operating loss carryforwards available to reduce future Federal income taxes:

             Federal     Federal    State       State
Expiring   Net Operating    Tax   Net Operating  Tax
September30   Losses     Credits    Losses    Credits
1999        28,000       56,000        -         -
2000       487,000       30,000        -         -
2001       390,000          -          -         -
2002       309,000          -       171,000      -
2003       125,000          -        38,000         -
2004           -          6,000        -         -
2005       614,000       30,000        -         -
2006       481,000       39,000        -       9,000
2007        68,000       14,000        -      16,000
2008           -         10,000        -         -
2009           -            -          -         -
2010           -          1,000        -         -
2011           -          4,000        -       8,000
2012      342,000         2,000          -          -
2013       76,000           -
       $2,920,000      $192,000    $209,000  $33,000



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

OVERVIEW
The objective of ExperTelligence (The Company) is to support its clients in making their information needs or their information-driven products interactive on the World Wide Web. The Company launched WebData.com, an Internet database portal in December 1998. The Company designs, develops, markets and implements software products for business applications based on advanced, object-oriented, Internet-aware technologies which are designed, developed, integrated, and sold by the Company and its partners. The Company now specializes in the development and hosting of Web/Database and Electronic Commerce application solutions using WebBaseTM and ExperForms. The Company's extensive experience with eCommerce and database systems, combined with their web service WebData.com and the WebData Network, have given the Company the necessary experience to develop significant cutting edge Web software tools and high profile services. The Company is uniquely qualified to develop and host complex "intelligent" web sites that take full advantage of databases and their potential for sophisticated, cost effective applications. Additional information on the Company's products and consulting services can be found at its website http://www.expertelligence.com/ and http://www.webdata.com/.

On December 1, 1998 ExperTelligence launched WebData.com, a specialized database portal designed to provide rapid access to Internet databases from a single place. Simultaneously, ExperTelligence announced its banner exchange network "WebDataNetwork". This is the first banner exchange program based on interactive queries to databases. Users can add banners to their sites by following the instructions at http://www.webdatanetwork.com/ the rest is completely automatic.

The WebData.com suite of features includes options for shopping for books, music, movies and computers, checking flight schedules, viewing the latest stock quotes, job search information and a simultaneous keyword search across multiple search engines.

On March 6, 1999 the Company announced a software license and collaborative service agreement with Time0, a Perot Systems business.
Time0 is a pioneer in business to business Digital Marketplace design and development. Time0's patent pending technology, Enchilada, will extend Webdata4D (WD4D), the Company's patent pending technology, to allow parallel context searching across multiple shopping, classifieds and database sites.

On March 19, 1999, the Company announced ExperSearch, powered by Enchilada. ExperSearch now allows the user to see a consolidated set of results retrieved from multiple web sites at once. Users simply enter the keyword once and ExperSearch does all the work for them.

On March 30, 1999 the Company announced a new patent pending, banner ad server technology. This new technology departs from existing business models for serving banner ads to Web sites. The most popular business models today are cost per thousand (CPM) ads shown or pay per click through. The Company's new technology vastly improves on the two existing business models. This new technology allows an advertiser to independently control costs to their target audience while still giving sites maximum value for their control. The domain names acquired in conjunction with this technology are experclick.com, maxclick.com, extraclick.com, and maxiclick.com.

In March, 1999, the Company signed a letter of intent, to grant a non-exclusive license the Company's portal technology, to eCustomize.com, in exchange for 20% of eCustomize.com. eCustomize.com is an Internet portal company that will be the premier gateway dedicated to customized products and services.

In the business to business ecommerce arena, the Company has registered the domain names: dexcentral.com, chemicaldex.com, cofeedex.com, wheatdex.com, manudex.com, plasticdex.com, commercedex.com, lumberdex.com, metaldex.com, dexplace.com, dexcite.com, dexzone.com, zonedex.com, and dexsite.com.

The Company filed a patent pertaining to ecommerce and registered the domain names 1please.com, orderme1.com, buyme1.com, getme1.com, and charge1.com.

The Company has applied for the trademark "The Internet IS the Database".

On February 16, 1999, the Company announced the hiring of Mr. Trygve Duryea as Chief Operating Officer. Mr. Duryea joins ExperTelligence from The Executive Committee (TEC), an international organization of CEO's. Mr. Duryea has been brought on as Chief Operating Officer to manage the growth of WebData.com. Mr. Duryea was elected a Director of the Corporation at the Companys most recent annual meeting.

On April 1, 1999 the Company hired Mr. John McNamara. Mr. McNamara will develop and deploy a real-time financial section of WebData.com.
Mr. McNamara's many years as a CEO, plus sales and marketing experience in technically complex industries will be of great value to the Company. The domain names acquired in conjunction with this program are tickerchat.com, commoditychat.com, bondchat.com, equitychat.com and optionchat.com.

On May 13, 1999 the Company announced the hiring of Financial Relations Board, Inc. The Financial Relations Board Inc., established in 1961, is regarded as the worlds oldest and largest agency specializing in investor relations and financial communications. The Company feels this relationship will enhance the Companys shareholder value.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIOD ENDED
MARCH 31, 1999 AND 1998

ExperTelligence's revenues consist of product revenues, (including licensing of its software), consulting, and other services.

Revenues for the three and six month period ended March 31, 1999 were $40,019 and $92,531, respectively. These figures were down 84% and 83%, respectively, from comparable figures last year, of $255,341 and $529,659. This decrease is a direct result of the Company's decision to focus its attention on the development and marketing of its new web database portal WebData.com and its companion WebDataNetwork.com. On December 1, 1998 the Company launched WebData and WebData Network.

Cost of Sales consists primarily of service personnel, software amortization and provision for inventory.

Cost of Sales were $27,710 (69% of revenue) and $66,101 (71% of revenue) for the three and six month period ending March 31, 1999. These figures were down 27% and 58%, respectively, from comparable figures last year of $77,495 and $159,174. This decrease is directly attributable to Management's decision to put its full efforts into WebData and WebData Network. Software amortization, which remains a constant, pushed the percentage mix down.

Sales and marketing consists of sales personnel, advertising and promotion.

Sales and marketing expenses were $51,238 (128% of revenue) and $78,698 (85% of revenue) for the three and six month period ended March 31, 1999. Beginning with this fiscal year the Company will be reporting sales and marketing personnel and their related expenses under this heading. In prior years, the Company reported these expenses under the general and administrative heading.

The Company has enlisted the services of Jupiter Communications, which specializes in on-line advertising strategies. The agreement between The Terpin Group, in which services were exchanged for stock, was not renewed. (See Item-2, Changes in Securities.) The Company is presently seeking the services of a public relations firm.

General and Administrative expenses includes costs of administrative salaries, employee benefits, facilities, depreciation, communication, insurance, professional fees, shareholder expense and other related expenses associated with the day to day operation of the Company.

General and administrative expenses were $142,229 (355% of revenue) and $229,066 (248% of revenue) for the three and six month period ended
March 31, 1999, respectively. General and administrative expenses were up 142% and 120% from comparable figures of last year of $100,501 and $190,207, respectively. Sales and marketing expenses have been reclassified to the Sales and Marketing heading. Professional fees are up due to accelerated patent and trademark protection. Shareholder expense is up due to the February 3, 1999 Annual Meeting and the creation and mailing of the proxy. During this quarter, an individual was hired to focus on strategic business development.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses were $23,387 (71% of revenue) and $51,758 (56% of revenue) for the three and six month period ended March 31, 1999, respectively. These figures are down 24% and 25% from comparable figures of last year of $37,295 and $69,251, respectively. The capitalization of developer's time on WebData development resulted in this decrease.

Loss from operations for the three and six month period ended March 31, 1999, were $(209,545) and $(333,092), respectively. These figures were down from profits of $15,535 and $67,928 for the same periods last year. This decrease in profits represents management's decision to diversify its revenue streams by completing and bringing to market, WebData.com. The Company feels that in redirecting its team and leading Internet technologies to it's database portal, WebData, they are much better poised to ride the Internet growth wave.

Deferred tax expense decreased and increased proportionately with income for the three and six month period ended March 31, 1999, respectively. These numbers are a result of the change in accounting policy, which took effect FY94, and are not actual cash expenses.

The software developed and used by the Company is Year 2000 compliant. Internal reviews indicate that the Company's products do not contain code that directly uses dates that would lead to user problems at the turn of the century. In house software has been reviewed and the necessary steps for compliance have been completed.



LIQUIDITY

At March 31, 1999 the Company reported working capital of $1,270,967 which is up 440% from $289,359 at September 30, 1998. This increase is due to the receipt of $1,187,000 raised in private placements (See Item-2, Changes in Securities). Net stockholder's equity of $3,088,630 was up 100% from $1,547,820 on September 30, 1998.

Accounts receivable of $78,220 was down at March 31, 1999 from the
September 30, 1998, figure of $102,409.   This 24% decrease is in
keeping with the Company's decision to pursue additional sources of revenue by launching WebData and its companion WebData Network. It is believed that all receivables will be collected.

Net product development costs were $974,017 and $801,144 for the period ending March 31, 1999 and September 30, 1998, respectively. This 21% increase reflects the shift in salaries from software and contract services to software development. Management continues to believe in the commercial viability of all products for which research costs are capitalized.

Accounts payable was $25,331 at March 31, 1999 compared to $87,498 at September 30, 1998.

Accrued vacation was $75,283 at March 31, 1999 compared to $52,732 at
September 30, 1998.   Both figures represent less than 3% of total assets.



PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

On March 24, 1999, the Company was notified of a pending lawsuit, initiated by Opportunity Capital Partners, a former consultant for the Company, regarding a dispute over employee options.

Item 2 - Changes in Securities

During the quarter ended March 31, 1999, the Company issued 2,732 shares of common stock valued at $30,000 to pay for public relation expenses.

On January 12, 1999, a private investor exercised 15,000 warrants at $3 per share.

Under Section 4(2) of the Securities Act of 1933 and Regulation D, on
January 14 & 15, 1999, the Company sold 182,000 shares of unregistered common stock through private placements, to individual investors at $6 per share. In addition, 91,000 underlying warrants at $10 per share were issued. These will expire in two years. The funds will be used for general corporate purposes.

Under the same regulation D, on February 6, 1999, the Company sold 5,000 shares of unregistered common stock to an individual investor at $10 per share. In addition 2,500 underlying warrants at $15 per share were issued. These warrants will expire February 15, 2000.


Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

On February 3, 1999 the Company held its Annual Meeting of Shareholders. The matters presented for vote were the Election of Officers and the
Ratification of Selection of Auditors.   The nomination for directors,
Denison W. Bollay, Robert Reali and Trygve Duryea was carried with
832,567 for and 130 abstain.   McGowan, Guntermann was ratified as
auditors for the Company with 832,697 for.


Item 5 - Other Information


Item 6 - Exhibits and Reports on Form 8-K

(a) None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

May 14, 1998 Denison Bollay, President and Chairman of the Board

(signature)

May 14, 1998 Robert Reali, Director

(signature)

May 14, 1998 Trygve Duryea, Director

(signature)