Form 10QSB
period 1999-06-30
EXPERTELLIGENCE INC
filed 1999-08-16
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        AND EXCHANGE ACTS OF 1934

        For the quarterly period ended June 30, 1999

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's class of stock, as of the latest practical date.

Class                      Outstanding at June 30, 1999
 Preferred stock, no par   150,000
    Common stock, no par 1,744,395

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS

                                                        Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Balance Sheet at June 30, 1999 and September 30, 1998    3

  Statement of Operations for the 3 and 9 month period
  ended June 30, 1999 and June 30, 1998.                  4

  Statement of Cash Flows for the 3 and 9 month period
  ended June 30, 1999 and June 30, 1998.                  5

Notes to Financial Statements                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation              7

PART II - OTHER INFORMATION

  Other Information                                         8

                             ExperTelligence, Inc.
                                Balance Sheets



                                          at 6/30/99       at 09/30/98
ASSETS
Current assets:
  Cash and cash equivalents              $  638,438         $  130,149
  Accounts receivable, net                   43,364            102,409
Inventory                                    61,918             66,723
  Prepaid exp. and other current assets      31,301             16,570
  Deferred tax asset-current                381,178            125,000
     Total current assets                $1,156,199         $  440,851

  Long-Term Receivable                       51,585             51,585
  Product development costs, net          1,045,900            801,144
  Property and equipment, net                67,388             52,732
  Deferred tax asset-non-current            353,000            353,000
  Other non-current assets                  409,280                  0

Total assets                             $3,083,352         $1,699,312


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                         $ 27,458          $   87,498
  Accrued vacation                           78,401              63,994
  Deferred revenue                                0                   0
  Line of Credit                                  0                   0
  Other accrued expenses                        630                   0

  Total current liabilities                $106,489          $  151,492

Long term debt                                    0                   0

 Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares;
  outstanding and 150,000 shares           $300,000          $  318,487
  as of June 30, 1999 and 159,244
  shares as of September 30, 1998
Common stock, no par value.
  Authorized 20,000,000 shares; issued and
  Outstanding 1,744,395 shares as of
  June 30,1999 and 1,732,288 shares as
  of September 30, 1998                  $ 5,338,891         $ 3,651,890
Retained earnings (Accumulated deficit)  $(2,680,515)        $(2,422,557)

Net stockholders' equity                  $2,976,863         $ 1,547,820

Total liabilities and stockholders equity $3,083,352         $ 1,699,312

See accompanying notes to financial statements



                            EXPERTELLIGENCE, INC

                          STATEMENTS OF OPERATIONS



                               For the three months    For the nine months
                                  ended June 30,          ended June 30,
	                             (unaudited)             (unaudited)

	                           1999       1998       1999     1998
Revenues		            $  56,031    $257,367  $ 148,561  $787,027


Operating costs and expenses

Cost of Sales                 $  38,510    $ 80,069  $ 104,611  $239,243
Sales & Marketing                49,672       1,125    128,370     8,254
General & Administration        205,954     146,068    433,863   372,245
Research & Development           20,515      26,406     72,274    95,657

Total operating costs
& expenses                    $ 314,651    $253,668  $ 739,118  $715,399

Profit/(loss) from
operations                    $(258,620)   $  3,699  $(590,557) $ 71,628

Other expense (income)
Interest expense              $       0    $    610  $       0  $  2,154
Interest income                  (6,841)     (1,003)   (11,661)   (2,135)
Gain/Loss on Fixed Assets             0           0          0         0
Income Tax                            0           0        800       800
Deferred Tax Expense           (138,856)      3,850   (256,178)   27,750
Other                                 0           0          0         0

Total other expense (income)  $(145,697)  $   3,457  $(267,039) $ 28,569

Net income (loss)             $(112,923)  $     242  $(323,518) $ 43,059



Net income (loss) per share   $    (.06)  $     .00  $    (.17)     $.03

See accompanying notes to financial statements.


                          EXPERTELLIGENCE, INC.
                          STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH

                              For the three months      For the nine months
                                  Ended June 30,              Ended June 30,
                                    (unaudited)               (unaudited)
                                  1999         1998        1999        1998
Cash flows from operating
activities:
Net income (loss) for the
period ending June 30,           $(112,923)  $     242   $(323,518) $ 43,059
Adjustments to reconcile
net income (loss) to net cash
used by operating activities:
Depreciation and amortization       22,608   $  18,527   $  57,856  $ 53,865
Decrease (increase) in accounts
receivable                          34,856    (125,273)     59,044   (68,461)
Decrease (increase) in
inventory                              319       2,961       4,805     6,398
Decrease (increase) in prepaid
expenses                            (8,715)    (20,157)    (21,010)   33,704
Decrease (increase) in other
current assets                         300      (2,222)     (3,000)   (2,222)
Increase (decrease) in accounts
payable & accrued expenses           5,874      (1,664)    (45,004)    1,814
Increase (decrease) in
deferred revenue                         0           0           0         0

Total adjustments                $  55,242   $(127,828)  $  52,691  $ 42,310
Net cash provided (used) by
operating activities             $ (57,681)  $(127,586)  $(270,827) $    749

Cash flows from investing activities:
(Increase) decrease in product
development costs                $ (84,856)  $  (8,198) $ (219,474) $(35,838)
Purchase of property and
 equipment                         (11,806)     (2,080)    (32,232)   (9,505)
(Increase)Decrease in
 Deferred Tax Assets              (138,856)      3,850    (256,178)   27,750
(Increase)Decrease in
 other assets                      (25,000)          0    (400,000)        0

Net cash provided (used)
investing activities             $(260,518)  $  (6,428) $ (907,884) $(17,593)

Cash flows from financing activities:
Repayments of notes to related
parties                          $       0   $       0  $        0   $     0
Repayments of other
long-term debt                           0           0           0         0
Proceeds from issuance of
common stock                             0      50,000   1,687,000    50,000

Net cash provided (used) by
financing activities             $       0   $  50,000  $1,687,000  $ 50,000

Net increase(decrease) in cash   $(318,199)  $ (84,014) $  508,289  $ 33,156

Cash and cash equivalents as
of beginning of period           $ 956,637     144,635  $  130,149  $ 27,465
Cash and cash equivalents as
of period end                    $ 638,438   $  60,621  $  638,438  $ 60,621



ExperTelligence,Inc.
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly, ExperTelligence, Inc., financial position as of June 30, 1999 and results of operations and changes in financial position for the three and nine month ended June 30, 1999.

The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders September 30, 1998 and are incorporated by reference.

2. Fixed assets are comprised of the following :

                                        6/30/99    09/30/98

        Furniture & Fixtures            $34,714     $33,983
        Purchased Software               10,500       9,662
        Equipment                       422,329     391,667
          Total                         467,543     435,312

        Less :Accumulated depreciation  400,155     382,580

                                       $ 67,388    $ 52,732


3. The results of operations for the three and nine month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

                             ExperTelligence, Inc.
                   MANAGEMENT's DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements, made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section21E of the Securities Exchange Act of 1934, as amended, subject to risks and uncertainties that may cause the Company's actual results to differ materially. These statements relate to our plans, objectives, expectations and intentions. Risks and uncertainties include, but are not limited to, various important competitive and technological factors such as pricing pressures; as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K for the year ended September 30, 1998. You should not rely on these forward looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.


OVERVIEW
Founded in 1984, ExperTelligence is a pioneer in Web database server and Internet Portal technology. ExperTelligence created WebData.com, the #1 database destination on the web, the WebData Network banner ad exchange, and 3DStockCharts.com, the first 3D display of real-time stock quotes and trading volumes on the web. In addition, ExperTelligence is a Web Internet consulting and software company with a worldwide clientele and an international reputation. The company specializes in the development and hosting of Web/Database and Electronic Commerce application solutions using its flagship products WebBase? and ExperForms?. The Company received an "A" ranking from Advertising Age's NetMarketing Online for its work on HarrisInfoOnline.com as a Best Business to Business Web Site. Additional information on the Company's products and consulting services can be found online; http://www.webdata.com/, http://3dstockcharts.com/, http://www.expertelligence.com/ and http://www.exgp.com/.

On December 1, 1998 the company launched WebData.com, an Internet portal specializing in the cataloging, searching and comparison of online content from web sites with databases. It is the first portal to uncover the invisible part of the web. It is for everyone who uses the Internet to search, from the professional, information-based knowledge worker (an individual requiring the use of information sources in the decision-making process for business, academic or other applications) to comparative shoppers. WebData.com provides its target market the ability to search and browse high-quality interactive databases found on the Internet, for free, from a single location. The databases cover a broad range of topics from Arts and Humanities to Shopping, Travel and Stocks with presently 6,000 different queries, from 3,000 different online databases. There are two patent pending features that offer alternatives to traditional searches across a variety of the content topics.

WebData.com is often confused with the traditional search engines when compared to each other, side by side, because they look alike. However, results from searches on WebData.com return databases where the other search engines return web pages. At the same time WebData.com offers its visitors access toshopping, auctions and other e-commerce opportunities. The WebData.com suite of features includes options for shopping for books, music, movies, auctions and computers, checking flight schedules, viewing the latest stock quotes, job search information and a simultaneous keyword search across multiple search engines.

Banner ads on web accounted for $1.2 billion in revenues in 1998 for the entire web. WebData.com and 3DStockCharts.com expect to generate revenue from banner ad sales. The Company is building the revenue infrastructure by hiring staff for banner sales, building the Merchant affiliate program, identifying targets for sponsorships and content alliances. ExperTelligence created its own banner exchange network "WebDataNetwork". This is the first banner exchange program based on interactive queries to databases. Users can add banners to their sites by following the instructions at http://www.webdatanetwork.com/; the rest is completely automatic.

ExperTelligence patent pending technologies provide the engine behind WebData.com and 3DStockCharts.com. WebData 4D is a proprietary, patent pending technology that enables users to locate specific products or data, from multiple internet databases web sites by entering information once and using a single click to retrieve the resulting information. ExperSearch(tm) is an advanced searching capability provided with WebData that provides consolidated results from searching across multiple shopping, auction, classified and database sites. ExperSearch is powered by Enchilada, a patent pending search technology developed by Time0, a business of Perot Systems Corporation, that enables the simultaneous search of multiple web sites and the integration of the results displayed in one location. The merging of the Enchilada technology with the WebData 4D technology retains site branding and look and feel, and also provides users with the option of integrating results from many sites.

The Company also filed a patent for a three dimensional (3D) display mechanism for real-time stock information over the Internet. The 3DStockCharts.com portal highlights 3D displays of real-time streams stock quotes and trading volumes so Internet users can gain insight into stock market activity.

On February 16, 1999, the Company announced the hiring of Mr. Trygve Duryea, as Chief Operating Officer. Mr. Duryea joins ExperTelligence from The Executive Committee (TEC), an international organization of CEO's. Mr. Duryea has been brought on as Chief Operating Officer to manage the growth of WebData.com. Mr. Duryea was elected a Director of the Corporation at the Company's most recent annual meeting.

On March 6, 1999 the Company announced a software license and collaborative service agreement with Time0, a Perot Systems Corporation business. Time0 is a pioneer in business to business Digital Marketplace design and development. Time0's patent pending technology, Enchilada, will extend Webdata4D (WD4D), the Company's patent pending technology, allowing for simultaneous search of multiple web sites and the integration of the results displayed in one location.

On March 19, 1999, the Company announced ExperSearch, powered by Enchilada. ExperSearch is an advanced searching capability provided with WebData.com that gives consolidated results retrieved from web sites. Users simply enter the keyword once and ExperSearch does all the work for them. The merging of these technologies retains site branding and look and feel, and also provides users with the option of integrating results from many sites.

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

In March, 1999, the Company signed a letter of intent, to grant a non-exclusivelicense on the Company's portal technology, to eCustomize.com, in exchange for 20% of eCustomize.com. eCustomize.com is an Internet portal company that will be the premier gateway dedicated to customized products and services.

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

On April 1, 1999 the Company hired Mr. John McNamara. Mr. McNamara will develop and deploy a real-time financial section of WebData.com.
Mr. McNamara's many years as a CEO, plus sales and marketing experience in technically complex industries will be of great value to the Company. The domain names acquired in conjunction with this program are tickerchat.com, commoditychat.com, bondchat.com, equitychat.com and optionchat.com and 3Dstockcharts.com.

On May 13, 1999 the Company announced the hiring of The Financial Relations Board, Inc. The Financial Relations Board Inc., established in 1961, is regarded as the world's oldest and largest agency specializing in investor relations and financial communications. The Company feels this relationship will enhance the Company's shareholder value.

On May 24, 1999 the Company hired Jennifer Goddard of The Goddard Company Public Relations. Since enlisting Ms. Goddard, Denison Bollay, CEO, has appeared on thirteen media events, such as radio, newspapers and magazines.
He has been interviewed by Cyberstation.com, Wall Street Transcript, CEO Chat, CBS Marketwatch, PC Week, PC Today and the Los Angeles Times, just to name a few. Ms. Goddard has been in public relations arena for 15 years.

On June 10, 1999 the Company announced that incorporating portions of The World Almanac and Book of Facts 1999 in a searchable format would enhance WebData.com. The Company will continue to aggressively target premier Partners and branding opportunities to enhance its WebData.com portal. The Company is planning a number of marketing programs featuring World Almanac excerpts.

On July 23, 1999 the Company announced plans to launch 3DStockCharts.com, a financial portal that will provide interactive real time 3D displays of stock market activity and other services by subscription. The Company also announced the filing of a patent for a three dimensional (3D) display mechanism for real-time stock information over the Internet. The 3DStockCharts.com portal highlights 3D displays of real-time streams stock quotes and trading volumes so Internet users can gain insight into stock market activity. The Company is proud to deliver the most dramatic improvement to stock market displays since the ticker tape. Online stock traders will have the ability to visually monitor stock market activity continuously and have the best information available to make decisions.

The Company has fourteen full time and eight part time employees.

RESULTS OF OPERATIONS FOR THE THREE AND NINE PERIOD ENDED
JUNE 30, 1999 AND 1998

ExperTelligence's revenues consist of product revenues, (including licensing of its software), consulting, and other services.

Revenues for the three and nine month period ended June 30, 1999 were $56,031 and $148,561, respectively. These figures were down 78% and 81%, respectively, from comparable figures last year, of $257,367 and $787,027. This decrease is a direct result of the Company's decision to focus its attention on the development and marketing of its new web database portal WebData.com and its companion WebDataNetwork.com. On
December 1, 1998 the Company launched WebData and WebData Network. Consulting work performed for Harris accounted for 66% of revenues. Software sales to Caere Corporation accounted for 7% of revenues.

Cost of Sales consists primarily of service personnel, software amortization and provision for inventory.

Cost of Sales were $38,510 (69% of revenue) and $104,611 (70% of revenue) for the three and nine month period ending June 30, 1999. These figures were down 52% and 56%, respectively, from comparable figures last year of $80,069 and $239,243. This decrease is directly attributable to Management's decision to put its full efforts into WebData and WebData Network. Software amortization, which remains a constant, pushed the percentage mix down. During the quarter the Company employed 10 employees, known as Team Content. These individuals were responsible for populating WebData.com with databases from the web. Various other duties included affiliate merchant programs, generating traffic to WebData.com and quality and assurance of the existing sites.

Sales and marketing consists of sales personnel, advertising and promotion.

Sales and marketing expenses were $49,672 (89% of revenue) and $128,370
(86% of revenue) for the three and nine month period ended June 30, 1999. Beginning with this fiscal year the Company is reporting sales and marketing personnel and their related expenses under this heading. In prior years, the Company reported these expenses under the general and administrative heading. During this quarter the Company hired a public relations firm, an investor relations firm and a full time marketing person. Subsequent to the quarter end a full time corporate communications person was hired. This individual will be responsible for the coordination of all communications between the Company and all outside entities.

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

General and administrative expenses were $205,954 (368% of revenue) and $433,863 (292% of revenue) for the three and nine month period ended
June 30, 1999, respectively. General and administrative expenses were up 141% and 117% from comparable figures of last year of $146,068 and $372,245, respectively. Sales and marketing expenses have been reclassified to the Sales and Marketing heading. Professional fees are up due to accelerated patent and trademark protection. Insurance expense was up due to the securing of Directors and Officers Liability insurance. Travel expense was up due to increased meetings with potential partners and the raising of capital. Shareholder expense is up due to the February 3, 1999 Annual Meeting and the creation and mailing of the proxy. During this quarter,an individual was hired to focus on strategic business development. General and administrative expenses were up on the whole due to the increased staff.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses were $20,515 (37% of revenue) and $72,274 (49% of revenue) for the three and nine month period ended June 30, 1999, respectively. These figures are down 22% and 24% from comparable figures of last year of $26,406 and $95,657, respectively. The capitalization of developer's time on WebData development resulted in this decrease.

Loss from operations for the three and nine month period ended June 30, 1999, were $(258,620) and $(590,557), respectively. These figures were down from profits of $3,699 and $71,628 for the same periods last year. This decrease in profits represents management's decision to diversify its revenue streams by completing and bringing to market, WebData.com. The Company feels that in redirecting its team and leading Internet technologies to it's database portal, WebData, they are much better poised to ride the Internet growth wave.

Deferred tax expense decreased and increased proportionately with income for the three and nine month period ended June 30, 1999, respectively. These numbers are a result of the change in accounting policy, which took effect FY94, and are not actual cash expenses.

The software developed and used by the Company is Year 2000 compliant. Internal reviews indicate that the Company's products do not contain code that directly uses dates that would lead to user problems at the turn of the century. In house software has been reviewed and the necessary steps for compliance have been completed.



LIQUIDITY

At June 30, 1999 the Company reported working capital of $1,049,710 which is up 363% from $289,359 at September 30, 1998. This increase is due to the receipt of $1,187,000 raised in private placements (See Item-2, Changes in Securities). Net stockholder's equity of $2,976,863 was up 92% from $1,547,820 on September 30, 1998.

Accounts receivable of $94,949 was down at June 30, 1999 from the
September 30, 1998, figure of $153,994.   This 38% decrease is in
keeping with the Company's decision to pursue additional sources of revenue by launching WebData and its companion WebData Network. It is believed that all receivables will be collected.

Net product development costs were $1,045,900 and $801,144 for the period ending June 30, 1999 and September 30, 1998, respectively.
This 31% increase reflects the shift in salaries from software and contract services to software development. Management continues to believe in the commercial viability of all products for which research costs are capitalized.

Fixed assets were up due to the purchase of equipment for new employees.

Accounts payable was $27,458 at June 30, 1999 compared to $87,498 at September 30, 1998.

Accrued vacation was $78,401 at June 30, 1999 compared to $63,994 at
September 30, 1998.   Both figures represent less than 3% of total assets.



PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

On March 24, 1999, the Company was notified of a pending lawsuit, initiated by Opportunity Capital Partners, a former consultant for the Company, regarding a dispute over employee options. This lawsuit was settled out of court.

Item 2 - Changes in Securities

During the quarter ended June 30, 1999, the Company issued 2,732 shares of common stock valued at $30,000 to pay for public relation expenses.

On January 12, 1999, a private investor exercised 15,000 warrants at $3 per share.

Under Section 4(2) of the Securities Act of 1933 and Regulation D, on
January 14 & 15, 1999, the Company sold 182,000 shares of unregistered common stock through private placements, to individual investors at $6 per share. In addition, 91,000 underlying warrants at $10 per share were issued. These will expire in two years. The funds are being used for general corporate purposes.

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

ExperTelligence, Inc.

(registrant)

August 13, 1999 Denison Bollay, President and Chairman of the Board

(signature)

August 13, 1999 Robert Reali, Director

(signature)

August 13, 1999 Trygve Duryea, Director

(signature)