Form 10KSB
period 1999-09-30
EXPERTELLIGENCE INC
filed 1999-12-29
CIK 723533

U. S. Securities & Exchange Commission
                   Washington, D.C. 20549

FORM 10-KSB

[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1999

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT

         For the transition period from _______ to _______

                Commission file Number 0-11596

                     ExperTelligence, INC.
             (Exact name of small business issuer)

      California                 95-3506403
(State of incorporation)        IRS Employer Id number

25 East Ortega Street, Santa Barbara, CA 93101
(Address of principal executive offices)

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

Issuer's revenues for the most recent fiscal year:  $228,652.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the per share closing bid price thereof on the Over-the-Counter Exchange as of a specified date within the past 60 days:
Approximately $7,934,582 based on a $4.19 per share closing bid price as of December 27,1999.


State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practical date.
Outstanding at September, 30 1999
Preferred stock, no par         159,244
Common stock, no par          1,734,451

ExperTelligence, Inc.
Annual Report on Form 10-KSB
For the Fiscal Year Ended September 30, 1999

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

                                   Part I.

Item 1. Description of Business

The objective of ExperTelligence (The Company) is to deliver high value data to its customers on the web, and to build interactive Web solutions for its corporate clients. The Company designs, develops, markets and implements business applications based on advanced, object-oriented, Internet-aware technologies which are designed, developed, integrated, and sold by the Company and its partners.

This last fiscal year the Company changed its business focus to that of an incubator, creating and operating Internet businesses. The Company currently has 5 businesses in various stages of development based on the Company's technologies and patents (pending). Resources include office space and the accompanying network infrastructure, consulting and services relating to development and technology, accounting, business development, support and services. The model the Company follows is to first create the Internet property at ExperTelligence, build a management and support team, incorporate as a subsidiary and if appropriate, raise equity for the new company to focus on its business independently.

3DStockCharts.com
The Company created 3DStockCharts.com, the first 3D display, on the web, of an Electronic Communication Network, or ECN, an acronym used by Wall Street for real-time computerized stock "order books". 3DStockCharts.com was formed in September 1999. It is located in Santa Barbara, California. 3DStockCharts.com, launched October 1999, is a highly specialized Internet financial portal that highlights 3D displays of real-time streaming ECN "order books" so Internet users can gain insight into stock market activity. Initially the data is from Island ECN; as soon as possible the company will integrate data from the other ECNs. This display provides users a new way to view the financial trading activity of the Island ECN book of orders. The 3DStockCharts.com web site is generating between 20,000 to 50,000 ad impressions per trading day with more than 8,000 registered users in the first 6 weeks of operation. There is a link from the Island ECN web site (http://www.Isld.com) directly to the http://www.3DStockCharts.com site.

The real-time charting information at the present time is provided without cost to allow visitors to use the information, evaluate the site and give the company valuable feedback to improve the site. The revenue is generated from advertising. The company may consider a subscription fee model for the 3D real-time charts and associated information in the future. The company will also license its site to third part vendors for a fee.

The Company filed a patent for a three dimensional (3D) display mechanism for real-time order book information over the Internet.

The 3DStockCharts.com, Inc., is a new subsidiary, 80% owned by ExperTelligence and 20% by new investors.

WebData.com
WebData.com reaches knowledge workers and consumers looking for facts and figures, research and reference through http://www.WebData.com. It was launched in December 1998. Www.WebData.com is an Internet database portal specializing in the cataloging, searching and comparison of online content from web sites with databases. It is for everyone who uses the Internet to do research, reference and find facts and figures. Additionally, it features comparison-shopping. WebData.com provides the ability to search and browse high-quality interactive databases found on the Internet, for free, from a single location. All databases are reviewed for excellence and approved by our site librarian. The databases cover a broad range of topics from Business to Shopping, Travel and Stocks with 6,000 different queries, from over 4,000 high quality online databases. Features include options for shopping for books, music, movies, auctions and computers, checking flight schedules, viewing the latest stock quotes, job search information and a simultaneous keyword search across multiple search engines.

WebData 4D(tm), is a proprietary, patent pending technology that enables users to locate specific products or data, from multiple Internet databases web sites by entering information once and using a single click to retrieve the resulting information. ExperSearch(tm), is an advanced searching capability provided with www.WebData.com that provides consolidated results from searching across multiple shopping, auction, classified and database sites. ExperSearch is powered by Enchilada(tm), a patent pending search technology developed by Time0, a business of Perot Systems Corporation, that enables the simultaneous search of multiple web sites and the integration of the results displayed in one location. The merging of the Enchilada technology with the WebData 4D technology retains site branding and look and feel, and also provides users with the option of integrating results from many sites.

The Company's Team Content was created to research and increase the number of quality database sites listed in WebData. Team Content is lead by a full time librarian. In addition to finding new information, Team Content is focused on enhancing the existing web site, content, editors, and the user interface.
Tasks include finding quality databases, detecting trends of popular topics, signing up the new database sites as Partners, QA, Editor program, and overall site grooming. There are over 4220 databases online with over 1500 in final approval stage and over 4000 more in the review and partner process. There are 15 editors so far that provide input on high quality database sites. Team Content participates in the revenue stream by handling all the merchant affiliate relationships. Currently there are 60 merchant affiliates. If a user goes to the ecommerce site through www.WebData.com and purchases a product, a percentage of the sale (average 6%) is paid to the Company.

Team Traffic is responsible for establishing high search engine rankings and the actual counting of site traffic. WebData.com averages 2,000 unique visitors a day, which generates approximately 300,000 page views per month while showing approximately 135,000 ads per month.

In June, 1999 the Company announced that incorporating portions of The World Almanac and Book of Facts 1999 in a searchable format would enhance WebData.com. The Company now features World Almanac Facts on its WebData.com Internet site. The Company will continue to aggressively target premier partners and branding opportunities to enhance its WebData.com portal. The Company is planning a number of marketing programs featuring World Almanac excerpts.

The Company recently entered in an agreement with DoubleClick to license its DART technology to deliver banner advertising with audited reporting for www.WebData.com and www.3DStockCharts.com.

While there is no certainty that WebData.com and 3DStockCharts.com can generate substantial ad revenue from banner ads, overall ad revenues on the web are projected to reach $3.3B from $1.2B in 1999. The Company is building the revenue infrastructure by hiring staff for banner sales, building the Merchant affiliate program, identifying targets for sponsorships and content alliances. The Company created its own banner exchange network "WebDataNetwork". This is the first banner exchange program based on interactive queries to databases. Users can add banners to their sites by following the instructions at http://www.webdatanetwork.com/; the rest is completely automatic. There are over 100 members in the WebDataNetwork.

eCustomize.com
The Company has developed a commerce web portal focusing on custom made products ranging from clothing, furniture and equipment, from automobiles and coffee mugs to chocolate and vacations. The technology is based on WebData.com database portal and WebData 4D(tm) single entry shopping interface. Users visiting eCustomize.com will be able to browse and search for a varietyof items, by entering specifications, logos or personalized information tomake a selection or purchase, and check on competitive pricing and purchase specialty products. A key feature of WebData 4D, utilized by eCustomize.com,is the ability to key in product search information once and compare results from different web sites simply by clicking on different vendors' site logos. This allows the user to view a list of related products retrieved from the different web sites, and easily search out and find the exact product orservice that they require. The Company entered into an agreement with a third party to assume an 80% ownership. The project has an operational prototype, and the domain name eCustomize.com.

ExperData.com
The Company owns Experdata.com, a database web-hosting site.This site is uniquely focused on hosting ecommerce, business to business, dynamic, database-enabled Web sites for real-world applications. The Company is fully equipped to deliver high bandwidth connections, fast file servers, top quality support services, site development and database expertise. ExperData hosts over 30 sites.

WebBase Software
WebBase still continues to be the Company's premier software product. It is the basis for most of the consulting revenue and software sales. WebBase provides users the tools to develop easy access to database information over the Internet. It includes full server capabilities and can interface with any of 50 database formats including Microsoft Access, Excel and SQL Server, Sybase SQL Server, Oracle, dBase, Paradox, and Btrieve. WebBase provides for solutions ranging from simple access, to real estate listing, to complex enterprise-wide information system applications in human resources, finance, and sales. It allows existing databases to be enhanced through the addition of hypertext links into other Internet publications. Full details about WebBase may be found on our web site, http://www.expertelligence.com.

The Company specializes in the development and hosting of Web/Database and Electronic Commerce application solutions using its flagship products WebBase and ExperForms. The Company received an "A" ranking from Advertising Age's NetMarketing Online for its work on HarrisInfoOnline.com as a Best Business to
Business Web Site.   The Company has spent the last ten years combining
Internet programming experience with real world business process understanding to produce well-engineered Internet, Intranet and Extranet applications.

ExperForms Software
ExperForms, based on WebBase, is revolutionary new software that converts scanned forms into complete web sites. It creates database and all the web forms necessary to add, update, search and view any web browser on the Intra or Internet. It is also resold through one of the Company's strategic partners, CAERE Corporation. The Company has participated with CAERE in major trade shows and other joint marketing activities this year allowing the Company to receive industry wide exposure.

E-Merge Software
E-Merge, a WebBase add-on allows users to conveniently send email directly from their WebBase web server. E-Merge dynamically creates emails from databases.

WebberActive Software
WebberActive is a dynamic HTML editor and channel creation tool targeted directly at Microsoft and Netscape software standards.

Webber32 Software
Webber32 is a free HTML editor and validation tool the Company distributes internationally to introduce potential customers to the Company. It is downloaded free at over 20 popular Internet sites.

Time 0
On March 6, 1999 the Company announced an agreement with Time0, a Perot Systems Corporation business. Time0 is a pioneer in business to business Digital Marketplace design and development. Time0's patent pending technology, Enchilada, will extend Webdata4D (WD4D), the Company's patent pending technology, allowing for simultaneous search of multiple web sites and the integration of the results displayed in one location.

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

The Company has applied for the trademarks "The Internet IS the Database", WebData.com, 3DStockCharts.com, ExperClick, and "Get Your Facts Straight at WebData.com".

Public Relations
In May 1999 the Company announced the hiring of The Financial Relations Board, Inc. The Financial Relations Board Inc., established in 1961, is regarded as the world's oldest and largest agency specializing in investor relations and financial communications. The Company discontinued their services in September 1999.

In May, 1999 the Company hired Jennifer Goddard of The Goddard Company Public Relations. Since enlisting Ms. Goddard, Denison Bollay, CEO, has appeared on numerous media events, such as radio, newspapers and magazines, including: Cyberstation.com, Wall Street Transcript, CEO Chat, CBS Marketwatch, PC Week, PC Today and the Los Angeles Times. Ms. Goddard has been in public relations arena for 15 years.

Subsidiary
On October 21, 1999, the Company announced the incorporation of 3DStockCharts.com as an 80% owned subsidiary. Mr. John McNamara has been named President and CEO of 3DStockCharts.com. The Company completed a successful $1,000,000 round of financing into 3DStockCharts.
3DStockCharts.com is a new financial web resource specializing in live, interactive, three-dimensional displays of order book information from Island ECN.

General
The Company has eleven full time employees. Additional contract workers are hired as necessary to complete specific projects.

The software developed and used by the Company is Year 2000 compliant. Internal reviews indicate that the Company's products do not contain code that directly uses dates that would lead to user problems at the turn of the century. In house software has been reviewed and the necessary steps for compliance have been completed.


Competitive Information
Www.Webdata.com is a next generation search/find site that is often mistakenly compared with classic search engines. As such, Yahoo, Excite, Lycos, Infoseek, TheBigHub, Google, Ask, etc. can all be considered potential competitors. However, the features and capabilities of WebData.com are so different (the database specialization) that such
classical sites are really not direct competitors.   There are two search
sites, of which we are aware, that are somewhat similar to WebData.com. While www.invisibleweb.com and www.internets.com are two emerging sites that allow database searches, these sites do not provide content review for quality from a Librarian or Editor, and do not provide the special value added tools for comparisons and direct access to information like WebData.com.

The Company is a pioneer in web database server technology. The company has delivered proven solutions to many Fortune 500 customers. We now have many competitors in this field however. The rapidly changing nature of the software industry and the fact that the Internet market is highly dynamic and competitive, requires that a significant effort be devoted to constantly developing new goods, services and partnerships.

In July 1999 the Company launched 3DStockCharts which is the first of its kind, three dimensional (3D) display mechanism for real-time ECN
"order book" information over the Internet. While we have no competitors at the moment, it is possible we will in the future.

Regulatory Information

Government approval is not required for the sale of any of the Company's products.

There are no existing or probable government regulations, which will have a material effect on the Company, and there is no material cost of compliance to environmental laws.

Item 2. Description of Property

The Company does not own any real property. The following is the Company's principle place of business:

      Location                         Size                      Lease Term

	25 East Ortega Street	         6,000 Sq. Ft.             Three Years
	Santa Barbara, CA 93101

	203 Chapala Street               2,200 Sq. Ft.             OneYear,2Yr.opt
     (This space is occupied by 3DStockCharts.com)


Item 3. Legal Proceedings

On March 24, 1999, the Company was notified of a pending lawsuit, initiated by Opportunity Capital Partners, a former consultant for the Company, regarding a dispute over 10,000 employee options. This lawsuit was settled out of court.


Item 4. Submission of Matters to a Vote of Security Holders

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

                                 Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on the Over-the-Counter Exchange, under the symbol "EXGP". At September 30, 1999 there were approximately
984 holders of record (983 holding common stock and 1 holding preferred stock).

As of September 30, 1999 the Company's assets and equity are still below NASD's minimum requirements. As such, quotations of the Company's security are not traded on NASDAQ.

The high and low bid price per share of the Company's common stock on the Exchange for the last two fiscal years was as follows (as these shares are traded on the OTC market, the prices indicated below are not necessarily reflective of actual transactions):

For the fiscal year ended September 30,

                                     1999                   1998
                                                                  <C<
                              High        Low         High        Low
      First Quarter           $11.37    	$1.75    	$3.25   	$3.00
      Second Quarter     	$25.00 	$7.00 	$2.37 	$1.12
      Third Quarter      	$13.50    	$8.00    	$5.48    	$2.12
      Fourth Quarter     	$11.69    	$7.00    	$7.50    	$1.63


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

On October 7, 1998 the Company issued 16,667 shares of unregistered common stock valued at $50,000, in exchange for marketing and consulting services.

On December 31, 1998 the Company issued 3,000 shares of common stock to pay for public relation expenses.

On January 12, 1999, a private investor exercised 15,000 warrants at $3 per share.

Under Section 4(2) of the Securities Act of 1933 and Regulation D, on
January 14 & 15, 1999, the Company sold 197,000 shares of unregistered common stock through private placements, to individual investors at $6 per share. In addition, 91,000 underlying warrants at $10 per share were issued. These will expire in two years. The funds are being used for general corporate purposes.

Under the same regulation D, on February 6, 1999, the Company sold 5,00 shares of unregistered common stock to an individual investor at $10 per share. In addition 2,500 underlying warrants at $15 per share were issued. These warrants will expire February 15, 2000.

On March 6, 1999, 25,000 shares of unregistered common stock was issued to Perot Systems Corporation in exchange for a software license and service agreement. In addition 25,000 shares of common stock warrants were also issued at $15 per share and expired on July 6, 1999.

On March 24, 1999 an employee exercised an option for 863 shares of the Company's common stock.

Subsequent to fiscal year end the Company completed equity financing of $1,000,000 into 3DStockCharts, Inc. making it an 80% owned subsidiary.

Item 5. MANAGEMENT' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Fiscal Year 1999 to 1998

The Company's revenues consist of product revenues, (including licensing of its software), consulting, hosting and other services.

Revenues for the year ended September 30, 1999 was $228,652. This figure was down 75% from a comparable figure last year, of $897,226. This decrease is a direct result of the Company's decision to focus its attention on the development and marketing of its new web database portal WebData.com, its companion WebDataNetwork.com and 3DstockCharts.com. On December 1, 1998 the Company launched WebData and WebData Network. In October 1999 the Company launched 3DStockCharts.

Cost of Sales consists primarily of service personnel, software amortization and provision for inventory.

Cost of Sales were $670,218 (293% of revenue) for the year ending
September 30, 1999. This figure was up 204% over last year's figure of $327,881. This increase is due in part to amortizing $527,000 of obsolete capitalized software. During the year the Company created Team Content. These individuals were responsible for populating WebData.com with databases from the web. Various other duties included affiliate merchant programs, generating traffic to WebData.com and quality and assurance of the existing sites. The Company has hired a full time librarian whose primary duty is to review databases for content and appropriateness and to catalogue those databases in an easy to find fashion for the users of WebData.

Sales and marketing consists of sales personnel, advertising and promotion.

Sales and marketing expenses were $184,150 (81% of revenue) for the year ended September 30, 1999. Beginning with this fiscal year the Company is reporting sales and marketing personnel and their related expenses under this heading. In prior years, the Company reported these expenses under the general and administrative heading. During this year the Company spent $111,225 on a public relations firm, an investor relations firm and a full time marketing person.

General and Administrative expenses includes costs of administrative salaries, employee benefits, facilities, depreciation, communication, insurance, professional fees, shareholder expense and other related expenses associated with the day to day operation of the Company.

General and administrative expenses were $633,997 (277% of revenue) for the year ended September 30, 1999. General and administrative expenses were up 135% from a comparable figure of $470,352 last year. Professional fees are up due to the numerous legal contracts, such as the agreements with Time0 and the private placement and accelerated patent and trademark protection. Travel expense was up due to increased meetings with potential partners and the raising of capital. Shareholder expense was up due to the February 3, 1999 Annual Meeting and the creation and mailing of the proxy. During this year, an individual was hired to focus on strategic business development. That individual is now president and CEO of 3DStockCharts, the Company's new subsidiary. General and administrative expenses were up on the whole due to the increased staff.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses were $206,900 (90% of revenue) for the year ended September 30, 1999. This figure is up 172% from comparable figures of last year of $120,618. This increase is due to the hiring of employees to implement the WebData business plan and $75,974 in depreciation on the Time0 technology.

There was no interest expense this year as there was no borrowed money.

Interest income for the year ending September 30, 1999 was $17,846. This figure was up 636% as compared to $2,807 last year due to the high interest bearing account in which the private placement funds were kept.

Loss from operations for the year ended September 30, 1999 was $1,126,568. This decrease in profits represents management's decision to diversify its revenue streams by completing and bringing to market, WebData.com and 3DstockCharts.com. The Company feels that in redirecting its team and leading Internet technologies to it's database portal, WebData, and financial portal , 3D, they are much better poised to ride the Internet growth wave.

Deferred tax expense decreased and increased proportionately with income for the year ended September 30, 1999, respectively. These numbers are a result of the change in accounting policy, which took effect FY94, and are not actual cash expenses.


LIQUIDITY

At September 30, 1999 the Company reported working capital of $452,473 which is up 156% from $289,359 at September 30, 1998. This increase is due to the receipt of $1,187,000 raised in private placements (See Item-
2, Changes in Securities). Net stockholder's equity of $2,108,253 was up 136% from $1,547,820 on September 30, 1998. Subsequent to the fiscal year end the Company completed equity financing of $1,000,000 into 3DStockCharts, Inc. an 80% owned subsidiary.

Accounts receivable of $39,074 was down at September 30, 1999 from the
September 30, 1998, figure of $153,994.   This 75% decrease is in
keeping with the Company's decision to pursue additional sources of revenue by launching WebData and its companion WebData Network and the write off of a large receivable from a foreign company. It is believed that all receivables will be collected.

Net product development costs were $575,571 and $801,144 for the period ending September 30, 1999 and September 30, 1998, respectively. This 28% decrease reflects the amortization of obsolete capitalized software. Management continues to believe in the commercial viability of all products for which research costs are capitalized.

Fixed assets were up due to the purchase of equipment for new employees and the startup of 3DStockCharts.

Accounts payable was $66,853 at September 30, 1999 compared to $87,498 at September 30, 1998.

Accrued vacation was $79,915 at September 30, 1999 compared to $63,994 at
September 30, 1998.   Both figures represent less than 3% of total assets.

Item 7. Financial Statements

The Financial Statements as of September 30, 1999 and 1998 are presented on the pages that follow.



Item 8.	Changes In and Disagreements with Accountants on Accounting and
            Financial disclosure

            None.

EXPERTELLIGENCE, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999 and 1998


TABLE OF CONTENTS
	Page
Independent Auditor's Report	                         1
Consolidated Financial Statements:
   Consolidated Balance Sheets	                   2
   Consolidated Statements of Income                   3
   Consolidated Statements of Shareholders' Equity	 4
   Consolidated Statements of Cash Flows               5

Notes to Consolidated Financial Statements             6 - 17







INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
ExperTelligence, Inc.
Santa Barbara, California
We have audited the accompanying consolidated balance sheets of ExperTelligence, Inc., a California corporation, and subsidiary, as of September 30, 1999 and 1998, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ExperTelligence, Inc., and subsidiary at September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

McGowan Guntermann
Santa Barbara, California
November 5, 1999
-1-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS
 September 30, 1999 and 1998

ASSETS                            1999              1998
CURRENT ASSETS
Cash
Non-interest bearing              $5,288		   $5,659
Interest bearing                 326,021          124,490
Total Cash                       331,309          130,149

Accounts receivable -
 Net of allowance (Note 1E)       39,074          102,409
Inventory (Note 1C)               46,53           666,723
Prepaid expenses                 35,537             7,290
Prepaid royalties                32,785             9,280
Deferred tax assets
  (Note 1J and 7)               114,000           125,000
Total Current Assets            599,241           440,851
PROPERTY AND EQUIPMENT -
 Net (Note 1I and 2)            387,914            52,732

OTHER ASSETS
Long-term accounts receivable       -              51,585
Product development costs,
 Net (Note 1D)                  575,571           801,144
Deferred tax assets
 (Note 1J and 7)                687,000           353,000
Investments                       5,295                 -
Total Other Assets            1,267,866         1,205,729
TOTAL ASSETS                 $2,255,021        $1,699,312


LIABILITIES AND SHAREHOLDERS' EQUITY
                                 1999              1998
CURRENT LIABILITIES
Accounts payable               $66,853          $87,498
Accrued vacation                79,915           63,994
Total Current Liabilities      146,768          151,492

SHAREHOLDERS' EQUITY
(Notes 3, 4, 5 and 6):
Preferred stock - no par value,
authorized 1,000,000 shares;
Issued and outstanding
159,244 shares for 1999 and
1998(liquidation preference
is $3 per share, see Note 3)   318,487          318,487
Common stock, no par value,
authorized 2,000,000 shares;
issued and outstanding
1,734,451 for 1999 and
1,471,921 shares for 1998    5,338,890        3,651,890
Accumulated deficit         (3,549,124)      (2,422,557)
Total Shareholders'
Equity                       2,108,253        1,547,820




TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY    $2,255,021        $1,699,312

The accompanying notes are an integral part of these financial statements.
-2-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 1999 and 1998

                                1999               1998
INCOME (Note 8)                $228,652          $897,226

OPERATING COSTS AND EXPENSES
Cost of sales                   670,218           327,881
Selling and marketing           184,150            81,514
General and administration      633,997           470,352
Research and development        206,900           120,618
Total Operating Costs
 and Expenses                 1,695,265         1,000,365
LOSS FROM OPERATIONS         (1,466,613)         (103,139)
OTHER (INCOME) EXPENSES
Interest income                 (17,846)           (2,807)
Interest expense                      -             2,879
Total Other (Income) Expenses   (17,846)               72
LOSS BEFORE INCOME TAXES     (1,448,767)         (103,211)
INCOME TAXES (Note 7)          (322,200)          (39,200)
NET LOSS                    $(1,126,567)         $(64,011)
EARNINGS PER COMMON SHARE
 (Note 1G)
NET LOSS                       $(0.6804)         $(0.0392)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING            1,655,857         1,631,753

The accompanying notes are an integral part of these financial statements.
-3-


EXPERTELLIGENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended September 30, 1999 and 1998

                  Preferred Stock                 Common Stock
                                                  Accumulated
                                                  Shareholders'

                   Shares Amount     Shares    Amount     Deficit      Equity
Balance,
September30,1997  159,244 $318,487 1,472,621 $3,653,627 $(2,358,583)$1,613,531
Stock redeemed         -         -      (700)    (1,737)         37    (1,700)
Net loss               -         -         -          -     (64,011)  (64,011)
Balance,
September30,1998  159,244  318,487 1,471,921  3,651,890  (2,422,557) 1,547,820

Stock issued in
private placement       -        -   202,000  1,187,000           -  1,187,000
Stock issued for
services and
Equipment               -        -    44,667    455,000           -    455,000
Stock issued -
stock options and
warrants exercised
                        -        -    15,863     45,000           -     45,000
Net loss                -        -         -          -  (1,126,567)(1,126,567)
Balance,
September30,1999  159,244 $318,487 1,734,451 $5,338,890 $(3,549,124) $2,108,253

The accompanying notes are an integral part of these financial statements.
-4-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 1999 and 1998

                                           1999                    1998
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from customers              $291,987              $1,014,544
Interest collected                        17,846                   2,807
Interest paid                                  -                  (2,880)
Taxes paid                                  (800)                   (800)
Cash paid to suppliers and employees    (923,037)               (814,238)
NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES                (614,004)                199,433
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in product development costs   (353,629)                (75,711)
Purchase of property and equipment       (57,912)                (19,338)
Purchase of investment                    (5,295)                      -
NET CASH USED BY INVESTING ACTIVITIES   (416,836)                (95,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance                  1,232,000                       -
Common stock redeemed                          -                  (1,700)
NET CASH PROVIDED (USED)
 BY FINANCING ACTIVITIES               1,232,000                  (1,700)

INCREASE IN CASH                        201,160                  102,684
CASH AND EQUIVALENTS -
 BEGINNING OF YEAR                      130,149                   27,465
CASH AND EQUIVALENTS -
 END OF YEAR                           $331,309                 $130,149
RECONCILIATION OF NET LOSS TO
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:
Net loss                            $(1,126,567)                $(64,011)
Adjustments to reconcile net
loss to net cash provided (used)
by operating activities:
Loss on disposition of fixed assets           -                      425
Depreciation and amortization           676,932                  114,827
Deferred tax expense (benefit)         (323,000)                 (40,000)
Bad debt                                 51,585                        -
Non cash expenditures (Note 11)          80,000                        -
Changes in:
Accounts receivable                      63,335                  117,318
Inventory                                20,187                   (1,546)
Prepaid expenses                        (51,752)                  11,513
Accounts payable and accrued expenses   (20,645)                  54,325
Accrued vacation                         15,921                    6,582
NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES               $614,004)                $199,433

The accompanying notes are an integral part of these financial statements.
-5-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998
Note 1  -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.  Business
ExperTelligence, Inc., (the Company) was incorporated in California on
March 31, 1980. The Company develops Internet portal technology, publishes database software products for the Internet, and develops and hosts web/database and electronic commerce application solutions.
B.  Cash and Cash Equivalents
The Company considers all highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.
C.  Inventory
Inventory consists primarily of product manuals, CD ROMs, and processing boards and is stated at the lower of average cost (determined on the FIFO basis) or market. A reserve for obsolescence of $230,874 has been provided for both 1999 and 1998.
D.  Product Development Costs
Product development costs represent the costs of new products and new application enhancements to existing products incurred subsequent to establishing technological feasibility of the product and prior to the date the product is available for release to customers. Amortization is calculated using the straight-line method over its economic useful life, approximately five years, or on a product-by-product basis in the ratio that current period sales bear to the total of current and anticipated revenues. This policy was adopted by the Company as of April 1, 1986, in accordance with the provisions of Financial Accounting Standards Board Statement No. 86, "Accounting for Software Development Costs." Total costs capitalized during the fiscal years ended September 30, 1999 and 1998, aggregated $353,629 and $75,711, respectively. Related amortization and write-off of obsolete products, utilizing the straight-line method, for the years ended
September 30, 1999and 1998, aggregated $579,202 and $94,699, respectively. For the year ended September 30, 1999, write-offs of obsolete products totaled $510,579 and is included in cost of sales. Accumulated amortization of product development costs total $177,088 and $372,758, at September 30, 1999 and 1998, respectively.
E.  Allowance For Doubtful Accounts
The allowance for doubtful accounts at September 30, 1999 and 1998, is $0 for both years.
-6-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998


Note 1  -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
F. Revenue
Revenue from software sales is recognized on delivery of the software when no further obligations remain under the sales or licensing agreement. Revenue from software license agreements that include significant product development is recognized upon the percentage of completion method. As of September 30, 1999 and 1998, there were no costs and estimated earnings in excess of billings or billings in excess of costs on uncompleted contracts. Product development services include post contract customer support and software services. Revenue from post contract customer support is recognized ratably over the period of the post contract support arrangement. Revenue from software services is recognized as the services are performed.
G. Earnings Per Share
Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Dilutive earnings per share was not presented for 1999 and 1998, because the stock options and warrants were considered antidilutive.
H. Research and Development
Research and development expenses, not subject to capitalization, are charged to expense as incurred.
I.  Property and Equipment
Property and equipment is recorded at cost. Depreciation expense is provided over the useful lives of the assets, which range from three to five years, using the straight-line method.
J.  Income Taxes
The Company uses Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"(SFAS No. 109) in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.
-7-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998


Note 1   -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
K.  Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
L.  Principles of Consolidation
The 1999 and 1998 consolidated financial statements include the accounts of ExperTelligence, Inc. and its wholly-owned subsidiary, ExperTelligence Canada, Inc.
All inter-company accounts and transactions have been eliminated in consolidation.
M. Stock-Based Compensation
The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made.
SFAS 123 is effective for fiscal years beginning after December 15, 1995.
The Company adopted the provisions of pro forma disclosure requirements of SFAS 123 in fiscal year 1997. Options granted to non-employees are recognized at their estimated fair value at the date of grant.
N.  Reclassifications
Certain amounts from the 1998 financial statements have been reclassified to conform with current year presentation with no effect on net loss.
O.  Advertising
The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended September 30, 1999 and 1998 were immaterial.
-8-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998


Note 2  -	PROPERTY AND EQUIPMENT
Depreciation expense for the years ended September 30, 1999 and 1998, is $97,730 and $20,128, respectively. Property and equipment at September 30, 1999 and 1998, is summarized as follows:

                                          1999         1998

Furniture and Fixtures                  $36,630       $33,983
Purchased software                      386,343         9,662
Equipment                               445,250       391,667
                                        868,223       435,312


Less:  Accumulated depreciation         480,309       382,580

                                       $387,914       $52,732

Note 3  -	SHAREHOLDERS' EQUITY
The preferred stockholders have voting rights equal to that of common stockholders. The preferred stock is convertible into common stock on a one-for-one basis at any time. No shares of preferred stock were issued during the year ended September 30, 1999 and 1998. The preferred stock is nonredeemable, has a preference in liquidation equal to $3 per share plus any declared but unpaid dividends and provides for dividends to be declared at management's discretion. As of September 30, 1999 and 1998, no dividends have been declared.
Note 4  -	STOCK OPTION PLANS
1996 Equity Participation Plan
On August 15, 1996, the Board of Directors adopted the 1996 Equity Participation Plan, whereby options may be granted to employees, consultants, or independent directors. For Incentive Stock Options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For Nonqualified Stock Options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The board of directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 475,000 shares of common stock for the exercise of options under this Plan.
-9-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998

Note 4  -	STOCK OPTION PLANS (continued)
1996 Equity Participation Plan (continued)
Stock option activity for the Incentive Stock Option plan and the Nonqualified Stock Option plan is shown below:

                                                      Weighted Average
                                                       Grant Date Fair
                                                      Value of Options
                        Number   Weighted Average      Granted During
                      of Shares   Exercise Price           Year1999

Outstanding at
beginning of year      178,500         $3.140                   -
Granted                 87,500          2.250                 $2.920
Exercised               (1,000)         1.435                   -
Cancelled                  -              -                     -
Outstanding at
end of year            265,000          2.810                   -
Exercisable at
end of year             75,400          3.460                   -

1998
Outstanding at
beginning of year      198,500          $4.100                  -
Granted                 60,000           1.435               $1.750
Exercised                  -               -                    -
Cancelled              (80,000)          4.250                  -
Outstanding at
end of year            178,500           3.140                  -
Exercisable at
end of year             29,700           4.000                  -

As of September 30, 1999, 12,500 options were granted and are outstanding under the Nonqualified Stock Option plan.
The following table summarizes information about options outstanding at September 30, 1999:

           Options Outstanding           Options Exercisable
  Number                                          Number
Outstanding at   Remaining                       Exercisable
September 30,   Contractual                      September 30,  Exercise
     1999          Life     Exercise Price           1999        Price
    7,500          7.0         $4.000                51,900     $4.000
  111,000          7.3          4.000                11,000      1.435
   59,000          8.3          1.435                12,500      3.000
   75,000          9.0          2.125                75,400
   12,500          0.8          3.000
  265,000

-10-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998


Note 4  -	STOCK OPTION PLANS (continued)
1996 Equity Participation Plan (continued)
Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation costs for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been:

                                1999                    1998
Net loss
  As reported                (1,126,567)              (64,011)
  Pro forma                  (2,234,792)             (242,516)

Primary earnings per share
   As reported                  (0.6804)              (0.0392)
   Pro forma                    (1.3496)              (0.1486)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax expense and benefits of approximately $441,500 and $71,100, for the years ended September 30, 1999 and 1998 respectively, has not been reflected in the pro forma amounts. The fair value of these options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999 and 1998:

                                   1999                1998
Expected life (years)               1-10               1-10
Risk-free interest rate	            4.75%                 6%
Volatility                           143%               160%

Expected dividends                   None               None

Note 5  -	COMMON STOCK
During the year ended September 30, 1998, the Company redeemed 700 of its own shares. To properly record the redemption, common shares issued and outstanding was reduced by 700 shares, the dollar amount of common stock was reduced by $1,737 and retained earnings was increased by $37.
-11-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998
Note 5 -	COMMON STOCK  (continued)
During the year ended September 30, 1999, the Company sold 217,000 shares of unregistered common stock through private placements to individual investors. 15,000 of these shares represent common stock warrants that were exercised. Unregistered common stock represent shares issued under Rule 144 of the Securities Act which permit limited resale of securities purchased in a private placement subject to the satisfaction of certain conditions.
On October 7, 1998, the Company issued 16,667 shares of unregistered common stock valued at $50,000, in exchange for marketing and consulting services. On March 6, 1999, the Company issued 25,000 shares of unregistered common stock at $15 per share in exchange for a software license and service agreement. In addition, 25,000 shares of common stock warrants were also issued at $15 per share and expired on July 6, 1999.
On May 24, 1999, the Company issued 10,000 shares of common stock at $3 per share in exchange for public relation consulting services.

Note 6  -	COMMON STOCK WARRANTS
Common stock warrants granted during the year ended September 30, 1999 are as follows:

                                                              Warrant
  Warrant                                 Warrant   Warrant    Shares
  Shares     Exercise      Expiration     Shares    Shares   Outstanding
  Granted     Price          Date         Expired   Exercised  9-30-99
  15,000      $3.00        1-15-99           -      (15,000)      -
  25,000      10.00        1-15-01           -         -        25,000
   2,500      15.00        2-15-00           -         -         2,500
  66,000      10.00        1-25-01           -         -        66,000
  25,000      15.00        7-06-99        (25,000)     -          -
 133,500                                  (25,000)  (15,000)    93,500


There are no vesting requirements on the common stock warrants. The weighted average grant date fair value of warrants granted during the year ended September 30, 1999 is $15.
-12-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998


Note 7  -	INCOME TAXES
Income tax expense (benefit) for the years ended September 30, 1999 and 1998, are as follows:

                               1999            1998
Current                            $800           $800
Deferred                       (323,000)       (40,000)
Total                         $(322,200)      $(39,200)

Components of the deferred tax assets recognized in the balance sheet at September 30, 1999, are as follows:

                                  Current      Non-current

Accrued vacation pay               $33,000         $-
Property and equipment                -         (7,000)
Software costs                        -       (247,000)
Deferred state tax                   8,000      17,000
Net operating losses                73,000     727,000
Deferred tax credits                  -        183,000
                                   114,000     673,000

Deferred tax assets valuation
 Allowance                            -         14,000


Deferred tax asset                $114,000    $687,000

Reconciliation of the difference between income taxes computed at Federal statutory tax rates and provision for income taxes, for the year ended September 30, 1999, is as follows:


Income taxes computed at Federal statutory tax rate   $(493,000)
State tax provision                                     (18,000)
Graduated tax rates                                        -
Net operating loss and deferred credits                 644,000
Valuation allowance                                    (455,200)

Provision for income taxes                            $(322,200)
-13

EXPERTELLIGENCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998


Note 7  -	INCOME TAXES (continued)
Temporary differences have resulted between financial statement and income tax reporting including depreciation, capitalized software costs, non-deductibility of accrued vacation wages not paid within seventy-five days of year end, and net operating loss carryforwards.
As of September 30, 1999, the Company had the following approximate net operating loss and tax credit carryforwards available to reduce future federal and state income taxes:


                Federal        Federal         State         State
Expiring     Net Operating       Tax       Net Operating      Tax
September 30    Losses         Credits        Losses        Credits
2000           $487,000       $30,000        $  -            $   -
2001            390,000          -              -                -
2002            309,000          -           171,000-
2003            125,000          -             8,000             -
2004               -            6,000        625,000             -
2005            614,000        30,000           -               9,000
2006            481,000        39,000           -              16,000
2007             68,000        14,000           -                -
2008               -           10,000           -                -
2009               -             -              -                -
2010               -            1,000           -                -
2011               -            4,000           -               8,000
2012            342,000         2,000           -               1,000
2013              9,000         8,000           -               5,000
2014          1,250,000             -           -                -
             $4,075,000      $144,000       $804,000          $39,000


-14

EXPERTELLIGENCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998


Note 7 -	INCOME TAXES (continued)
Components of the deferred tax assets recognized in the balance sheet at September 30, 1998, are as follows:

                                  Current                  Non-current

Accrued vacation pay              $26,000                  $   -
Property and equipment               -                       (6,000)
Software costs                       -                     (265,000)
Investment in subsidiary             -                      (78,000)
Deferred state tax                  9,000                    (2,000)
Net operating losses               90,000                   921,000
Deferred tax credits                 -                      226,000
                                  125,000                   796,000
Deferred tax assets valuation
Allowance                            -                     (443,000)

Deferred tax asset                $125,000                 $353,000

Reconciliation of the difference between income taxes computed at Federal statutory tax rates and provision for income taxes, for the year ended September 30, 1998, is as follows:


Income taxes computed at Federal statutory tax rate       $(24,000)
State tax provision                                          3,000
Graduated tax rates                                         (7,000)
Net operatting loss and deferred credits                    69,000
Valuation allowance                                        (80,200)

Provision for income taxes                                $(39,200)

Note 8 -	SIGNIFICANT CUSTOMERS AND CREDIT RISK
For the year ended September 30, 1999, 56% of accounts receivable was concentrated among three customers. These same customers accounted for approximately 26% of total revenue.
For the year ended September 30, 1998, 68% of accounts receivable was concentrated between two customers. These same customers accounted for approximately 71% of total revenue.
-15-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998


Note 9 -	CASH AND CASH EQUIVALENTS - CONCENTRATION OF CREDIT RISK
Uninsured cash balances were $185,006 at September 30, 1999, and $31,985 at September 30, 1998.
Note 10 -	LINE OF CREDIT
On October 14, 1997, the Company reactivated a line of credit that had expired January 31, 1996. The limit on this line of credit was $30,000. The balanceon this line of credit at September 30,1998, was $ 0. This line of credit was not renewed during September 30, 1999.
On February 25, 1998, the Company opened a second line of credit that expired February 1, 1999. The limit on this line of credit was $100,000, and secured by inventory, receivables, contract rights and furniture and fixtures. The balance on this line of credit at September 30, 1998 was $ 0.
Note 11 -	NON-CASH TRANSACTIONS
During the year ended September 30, 1999, the Company issued 16,667 shares of unregistered common stock valued at $3 per share in exchange for marketing and consulting services, 10,000 shares of unregistered common stock valued at $3 per share in exchange for public relation consulting services, and 25,000 shares of unregistered common stock at valued $15 per share in exchange for a software license and service agreement.
Note 12 -	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has various financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1999 and 1998, does not differ materially from the carrying values of its financial instruments recorded in the accompanying balance sheet. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.
-16-

EXPERTELLIGENCE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998


Note 13 -	COMMITMENTS AND CONTINGENCIES
Lease
On January 1, 1999, the Company signed a two-year lease extension for office space on Chapala Street under a non-cancelable operating lease dated December 15, 1995. The lease expires on December 31, 2001 and monthly rental payments are $2,445. The monthly rental rate will be adjusted on January 1st of each subsequent year to reflect the year-to-year percentage change in the Los Angeles Consumer Price Index for September.
Sublease
As of September 1, 1999, the Company subleased additional office space under a non-cancelable operating lease through August 31, 2002 for monthly rental payments of $8,400. Beginning on September 1, 2000, and every anniversary date thereafter, the monthly rent will be adjusted by the year-to-year percentage change in the Los Angeles Consumer Price Index for the month of July. The Company has an option to extend the sublease for one additional year.
Total office rent expense for the years ended September 30, 1999 and 1998 is $38,225 and $28,494 respectively.
Future minimum lease payments for the year ending September 30, are as follows:

                         2000 $130,140
                         2001  130,140
2002 99,735
                        Total $360,015


Note 14 -	SUBSEQUENT EVENTS
On October 21, 1999, the Company announced the incorporation of 3DstockCharts as an 80% owned subsidiary. The Company completed net financing of approximately $937,000 into 3DstockCharts. 3DstockCharts has created 3DstockCharts.com which is a new financial web resource specializing in live, interactive, three-dimensional displays of order book information from Island ECN.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a) of the
Exchange Act


Name    		Age    Position 	       Year first elected Director

Denison Bollay   	47     President,        Chairman of the Board 1980

Robert Reali     	38     Exec VP           Director 1988

Trygve Duryea    	44     COO               Director 1999


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

Mr. Trygve Duryea was appointed to the Board of Directors on February 1, 1999. Mr. Duryea joins The Company from The Executive
Committee (TEC), an international organization of CEO's. He attended the University of California at Santa Barbara and later received his California Teaching Credential.

Item 10. Executive Compensation

The following table sets forth as required all compensation to officers for services rendered in all capacities to the Company during or with respect to the 1999 fiscal year.


Name & Position          Year   Salary     Bonus     Annual
                                                    Compensation
Denison Bollay, CEO      1999  $151,200    $0        $151,200
Robert Reali,   VP Dev   1999  $ 75,917    $0        $ 75,917
Trygve Duryea   COO      1999  $ 34,292    $0        $ 34,292


The table on the following page sets forth, as to individuals having received greater than 5% of options granted and as to all executive officers and directors as a group, the following information with respect to stock options: (i) the aggregate number of shares of the Company's common stock subject to options granted under the 1988 Incentive Stock Option Plan and the 1996 Incentive Stock Option Plan through September 30, 1999, (ii) the number of options exercised prior to September 30, 1999, iii) the number of options currently exercisable as of September 30, 1999, and iv) the average per share option exercise price. As of September 30, 1999 265,000 options had not been exercised.

                   (i)      (ii)        (iii)       (iv)
                 Options   Options     Options     Average
Identity of grp  Granted  exercised   exercisable  exercise
                                                   price
Denison Bollay   120,000      0        35,000      $3.29
Robert Reali      50,000      0         7,000      $2.29
George Barilla    18,000      0         5,200      $2.58
Beverly Pierson   40,500      0        12,700      $2.67
OCP			12,500	0        12,500	   $3.00

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


                                  Number of        Percent of
Name and Address of               Shares Owned     Class
Beneficial Owner

Denison Bollay, CEO
203 Chapala Street
Santa Barbara, CA 93101           383,963          20.3%

BNP Venture Capital Corporation
c/o Bank of the West
50 W. San Fernando, 2nd Floor
San Jose, CA  95113               150,000           7.9%

Officers and Directors            442,113          23.3%
 as a Group


Item 12. Certain Relationships and Related Transactions

    None.


Item 13.    Exhibits and Reports on Form 8-K.

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

December 28, 1999 Denison Bollay, President and Chairman of the Board

(signature)

December 28,1999 Robert Reali, Director

(signature)

December 28, 1999 Trygve Duryea, Director

(signature)



