Form 10QSB
period 1999-12-31
EXPERTELLIGENCE INC
filed 2000-02-15
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        AND EXCHANGE ACTS OF 1934

        For the quarterly period ended December 31, 1999

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's class of stock, as of the latest practical date.

Class
Common stock, no par value
Outstanding at December 31, 1999      1,894,395

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS

                                                        Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet at December 31, 1999
  and September 30, 1999                                    3

  Consolidated Statement of Operations for the 3 months
  ended December 31, 1999                                   4

  Consolidated Statement of Cash Flows for the 3 months
  ended December 31, 1999                                   5

  Notes to Consolidated Financial Statements                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation              7

PART II - OTHER INFORMATION

  Other Information                                         8

                             ExperTelligence, Inc.
                         Consolidated Balance Sheets



                                          at 12/31/99       at 09/30/99
ASSETS
Current assets:
  Cash and cash equivalents                $589,803         $  331,309
  Accounts receivable, net                   30,810             39,074
Inventory                                    46,049             46,536
  Prepaid exp. and other current assets      37,354             35,537
  Prepaid Royalties                          32,785             32,785
  Deferred tax asset-current                202,840            114,000
     Total current assets                $  939,641         $  599,241

  Product development costs, net            553,189            575,571
  Property and equipment, net               438,136            387,914
  Organizational Costs, net                  30,337                  0
  Deferred tax asset-non-current            687,000            687,000
  Other non-current assets                   86,582              5,295

Total assets                             $2,734,885         $2,255,021


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                         $ 73,839          $   66,853
  Accrued vacation                           73,159              79,915
  Other accrued expenses                     21,616                   0

  Total current liabilities                $168,614          $  146,768

 Stockholders' equity:
Subsidiary-3DStockCharts.com
 Preferred stock, no par value
      8,000,000 shares                     $800,000          $        0
Preferred stock, no par value.
  Authorized 1,000,000 shares;
  Issued and outstanding, 0 shares         $      0          $  318,487
  as of December 31, 1999 and 159,244
  as of  September 30, 1999
Common stock, no par value.
  Authorized 20,000,000 shares; Issued and
  Outstanding 1,894,395 shares as of
  December 31,1999 and 1,734,451 as of
  September 30, 1999                      $5,657,376        $ 5,338,890
Retained earnings (Accumulated deficit)  $(3,891,105)       $(3,549,124)

Net stockholders' equity                  $2,566,271         $2,108,253

Total liabilities and stockholders equity $2,734,885         $2,255,021

See accompanying notes to financial statements
Subsequent to December 31, 1999, the Company sold $1,000,000 of unregistered common stock.



                            ExperTelligence, Inc
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                            For the three months
	                                     ended December 31,
	                                         (unaudited)

	                                     1999           1998
Revenues		                       $  58,694       $ 52,512


Operating costs and expenses

Cost of Sales                            $  19,564       $ 38,132
Sales & Marketing                           52,107         31,744
General & Administration                   384,195         82,841
Research & Development                      52,277         23,371

Total operating costs
& expenses                               $ 508,143       $176,088

Profit/(loss) from
operations                               $(449,449)     $(123,576)

Other expense (income)
Interest expense                         $       9      $       0
Interest income                             (8,091)          (464)
Gain/Loss on Fixed Assets                        0              0
Income Tax                                     800            800
Deferred Tax Expense                      ( 88,840)       (52,507)
Other                                     ( 11,348)             0

Total other expense (income)             $(107,470)     $ (52,171)

Net income (loss)                        $(341,979)     $ (71,405)





Net income (loss) per share              $    (.18)     $    (.04)

See accompanying notes to financial statements.


                          EXPERTELLIGENCE, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH

                                      For the three months
                                       Ended December 31,
                                          (unaudited)

                                      1999           1998
Cash flows from operating
activities:
Net income (loss) for the
period ending December 31,           $(341,979)   $(71,405)
Adjustments to reconcile
net income (loss) to net cash
used by operating activities:
Depreciation and amortization           48,708    $  18,743
Decrease (increase) in accounts
receivable                               5,264       30,291
Decrease (increase) in
inventory                                  487        4,280
Decrease (increase) in prepaid
expenses                                (6,601)     (34,508)
Decrease (increase) in other
current assets                               0            0
Increase (decrease) in accounts
payable & accrued expenses              21,843      (42,771)
Increase (decrease) in
deferred revenue                             0            0

Total adjustments                    $  69,701    $( 23,965)
Net cash provided (used) by
operating activities                 $(272,278)   $( 95,370)

Cash flows from investing activities:
(Increase) decrease in product
development costs                    $  15,693    $ ( 65,959)
Purchase of property and
 equipment                             (90,922)     (  1,265)
(Increase)Decrease in
 Organizational Costs                  (31,656)            0
(Increase)Decrease in
 Deferred Tax Assets                   (88,840)      (52,507)
(Increase)Decrease in
 other assets                          (73,502)            0
Net cash provided (used)
investing activities                 $(269,227)   $ (119,731)

Cash flows from financing activities:
Repayments of notes to related
parties                              $       0    $        0
Repayments of other
long-term debt                               0             0
Proceeds from issuance of
common stock                           800,000       125,000

Net cash provided (used) by
financing activities                 $ 800,000     $ 125,000

Net increase(decrease) in cash       $ 258,495     $ (90,101)

Cash and cash equivalents as
of beginning of period               $ 331,309     $ 130,149
Cash and cash equivalents as
of period end                        $ 589,804     $  40,048



ExperTelligence,Inc.
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly, ExperTelligence, Inc., financial position as of December 31, 1999 and results of operations and changes in financial position for the three months ended December 31, 1999.

The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders September 30, 1999 and are incorporated by reference.

2. Fixed assets are comprised of the following :

                                       12/31/99    09/30/99

        Furniture & Fixtures           $ 48,754    $ 36,630
        Purchased Software              388,013     386,343
        Equipment                       522,735     445,250
          Total                         959,502     868,223

        Less :Accumulated depreciation  521,366     480,309

                                       $438,136    $387,914


3. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year.

4. Primary earnings per share are based on the weighted average number of common stock and equivalents outstanding during the period.

5. At September 30, 1999, the Company had the following approximate net operating loss carryforwards available to reduce future Federal income taxes:

             Federal     Federal    State       State
Expiring   Net Operating    Tax   Net Operating  Tax
September30   Losses     Credits    Losses    Credits
2000       487,000       30,000        -         -
2001       390,000          -          -         -
2002       309,000          -       171,000      -
2003       125,000          -        38,000      -
2004           -          6,000     625,000      -
2005       614,000       30,000        -       9,000
2006       481,000       39,000        -      16,000
2007        68,000       14,000        -         -
2008           -         10,000        -         -
2009           -            -          -         -
2010           -          1,000        -         -
2011           -          4,000        -       8,000
2012      342,000         2,000        -       1,000
2013        9,000         8,000        -       5,000
2014    1,250,000           -          -         -
       $4,075,000      $144,000    $834,000  $39,000



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

                             ExperTelligence, Inc.
                   MANAGEMENT's DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements, made within the meaning of Section 27A of the Securities Act of 1933, as amended,and Section21E of the Securities Exchange Act of 1934, as amended, subject to risks and uncertainties that may cause the Company's actual results to differ materially. These statements relate to our plans, objectives, expectations and intentions. Risks and uncertainties include, but are not limited to, various important competitive and technological factors such as pricing pressures; as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K for the year ended September 30, 1999. You should not rely on these forward- looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

Item 1. Description of Business

ExperTelligence, Inc. is an incubator for creating and operating Internet businesses. ExperTelligence created WebData.com, the ultimate resource for facts and figures on the web and 3DStockCharts.com, the first 3D display of real-time stock quotes and trading volumes on the web. In addition, ExperTelligence is a Web Internet consulting and software company with a worldwide clientele and an international reputation. The company specializes in the development and hosting of Web/Database and Electronic Commerce application solutions using its flagship products WebBase and ExperForms. The Company currently has 5 businesses in various stages of development based on the Company's technologies and patents (pending). Resources include technology, hosting, accounting, business development, support and services. The model the Company follows is to first create the Internet property at ExperTelligence, build a management and support team, incorporate as a subsidiary and if appropriate, raise equity for the new company to focus on its business independently.

3DStockCharts.com
On October 21, 1999, the Company announced the incorporation of 3DStockCharts.com as an 80% owned subsidiary. Mr. John McNamara was named President and CEO of 3DStockCharts.com. The Company completed a successful $1,000,000 round of financing into 3DStockCharts.

The Company created 3DStockCharts.com, the first 3D display, on the web, of an Electronic Communication Network, or ECN, an acronym used by Wall Street, for real-time computerized stock "order books". It is located in Santa Barbara, California. 3DStockCharts.com, launched October 1999, is a highly specialized Internet financial portal that highlights 3D displays of real-time streaming ECN "order books" so Internet users can gain insight into stock market activity. Initially, the data is from the Island ECN; as soon as possible the company will integrate data from the other ECNs. The easy to read color charts give investors a clear picture of the buy and sell pressures that lie behind current stock pricing, providing insight into pricing trends not apparent simply by tracking the quoted price. Previously, this information was available only to top institutional and professional traders. The 3DStockCharts.com web site is generating over 800,000 ad impressions per trading day with more than 35,000 registered users in the first three months of operation. The number of registered users and the number of banner ads translate to more than 6,000 hours of total daily viewing, indicating that many investors are spending hours at the site. There is a link from the Island ECN web site (http://www.Isld.com) directly to the http://www.3DStockCharts.com site.

The real-time charting information at the present time is provided without cost, to allow visitors to use the information, evaluate the site and give the company valuable feedback to improve the site. 3DStockCharts will use a flexible marketing strategy to maximize available revenue sources and primary, among these are revenue from banner advertisements on its web site, www.3DStockCharts.com. Revenue can also be derived from subscriptions and licensing arrangements with financial portals, brokerages, corporations (3DChart of the company's own stock), and broadcasters for use in news features.

On January 7, 2000, 3DStockCharts entered into an agreement with DoubleClick, a leading Internet advertising solutions company, to sell banner ads on a non-exclusive basis, through a new network tailored to serve promising startups, such as 3DStockCharts.com. The DART system and ad manage interface, will provide a means to generate reports based on verifiable traffic statistics. This valuable traffic data will be used to analyze traffic patterns and the system can also be used to project the effectiveness of proposed ad campaigns. 3DStockcharts is also in discussions with a leading ad agency for site promotion, ad representation and content syndication services.

The Company filed a patent for a three dimensional (3D) display mechanism for real-time order book information over the Internet.

WebData.com
WebData.com reaches knowledge workers and consumers looking for facts and figures, research and reference through http://www.WebData.com. It was launched in December 1998. Www.WebData.com is an Internet database portal specializing in the cataloging, searching and comparison of online content from web sites with databases. It is for everyone who uses the Internet to do research, reference and find facts and figures. Additionally, it features comparison-shopping. WebData.com provides the ability to search and browse high-quality interactive databases found on the Internet, for free, from a single location. All databases are reviewed for excellence and approved by our site librarian. The databases cover a broad range of topics from Business to Shopping, Travel and Stocks with 8,500 different queries, from over 6,000 high quality online databases. Features include options for shopping for books, music, movies, auctions and computers, checking flight schedules, viewing the latest stock quotes, job search information and a simultaneous keyword search across multiple search engines.

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

The Company's Team Content was created to research and increase the number of quality database sites listed in WebData. Team Content is lead by a full time librarian. In addition to finding new information, Team Content is focused on enhancing the existing web site, content, editors, and the user interface. Tasks include finding quality databases, detecting trends of popular topics, signing up the new database sites as Partners, QA, Editor program, and overall site grooming. There are 15 editors that provide input on high quality database sites. Team Content participates in the revenue stream by handling all the merchant affiliate relationships. Currently there are 60 merchant affiliates. If a user goes to the ecommerce site through www.WebData.com and purchases a product, a percentage of the sale (average 6%) is paid to the Company.

Team Traffic is responsible for establishing high search engine rankings and the actual counting of site traffic. WebData.com averages 2,000 unique visitors a day, which generates approximately 300,000 page views per month while showing approximately 139,000 ads per month.

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

Experclick

On February 4, 2000, the Company incorporated, in the state of Delaware, ExperClick, its newest incubated property. The company is currently building the management and technical teams. The company has a patent pending on the ExperClick technology.

eCustomize.com
The Company has developed a commerce web portal focusing on custom made products ranging from clothing, furniture and equipment, from automobiles and coffee mugs to chocolate and vacations. The technology is based on WebData.com database portal and WebData 4D(tm) single entry shopping interface. Users visiting eCustomize.com will be able to browse and search for a variety of items, by entering specifications, logos or personalized information to make a selection or purchase, and check on competitive pricing and purchase specialty products. A key feature of WebData 4D, utilized by eCustomize.com, is the ability to key in product search information once and compare results from different web sites simply by clicking on different vendors' site logos. This allows the user to view a list of related products retrieved from the different web sites, and easily search out and find the exact product or service that they require. The Company entered into an agreement with a third party to assume an 80% ownership. The project has an operational prototype, and the domain name eCustomize.com.

ExperData.com
The Company owns Experdata.com, a database web-hosting site. This site is uniquely focused on hosting ecommerce, business to business, dynamic, database-enabled Web sites for real-world applications. The Company is fully equipped to deliver high bandwidth connections, fast file servers, top quality support services, site development and database expertise. ExperData hosts over 30 sites.

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

The Company specializes in the development and hosting of Web/Database and Electronic Commerce application solutions using its flagship products WebBase and ExperForms. The Company received an "A" ranking from Advertising Age's NetMarketing Online for its work on HarrisInfoOnline.com as a Best Business to Business Web Site. The Company has spent the last eleven years combining Internet programming experience with real world business process understanding to produce well-engineered Internet, Intranet and Extranet applications.

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

Time 0
On March 6, 1999 the Company announced an agreement with Time0, a Perot Systems Corporation business. Time0 is a pioneer in business to business Digital Marketplace design and development. Time0's patent pending technology, Enchilada, extends Webdata4D (WD4D), the Company's patent pending technology, allowing for simultaneous search of multiple web sites and the integration of the results displayed in one location. ExperSearch, which is powered by Enchilada, is an advanced searching capability provided with WebData.com, which gives consolidated search results retrieved from web sites. Users simply enter the keyword once and ExperSearch does all the work for them.
The merging of these technologies retains site branding, look and feel, and also provides users with the option of integrating results from many sites.

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

On January 5, 2000, the Company announced the appointment of Mr. Charles "Chuck" House, to the Board of Directors. Mr. House served with Hewlett-Packard from 1962 to 1991, first, as a member of the technical staff, and then as founder and later as general manager of HP's Logic System division. He then served for 10 years as corporate engineering director and general manager of HP's Software Engineering Systems division. Mr. House has also served as a senior vice president of Informix Software, senior vice president of Veritas Software and president and general manager of Spectron Microsystems. Today, he is executive vice-president for research at Intel's Dialogic Division.

On January 14, 2000, the Company announced the appointment of Mr.
William J. Van Beurden, to the Board of Directors. Mr. Van Beurden is President and Chairman of Van Beurden Insurance Services, Inc., one of the top 50 insurance brokers in the US. Mr. Van Beurden is also Chairman of KRM Risk Management, a wholesale insurance brokerage and Chairman of TotalPay, Inc. a payroll solutions provider. KRM provides insurance and financial products to over three million employees and 15,000 businesses. TotalPay is one of nations fastest growing payroll services, providing payroll solutions to over 60,000 employees. The
Company sold $1,000,000 of unregistered common stock, in a private placement with Mr. Van Beurden.

The Company has nineteen full time employees. Additional contract workers are hired as necessary to complete specific projects.

The software developed and used by the Company is Year 2000 compliant. Internal reviews indicate that the Company's products do not contain code that directly uses dates that would lead to user problems at the turn of the century. In house software has been reviewed and the necessary steps for compliance have been completed. The Company did not experience any Y2K related problems.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 AND 1998

The Company's revenues consist of product revenues, (including licensing of its software), consulting, ad revenues and other services.

Revenues for the three month period ended December 31, 1999 was $58,694. This figure was up 10% from a comparable figure last year, of $52,512. This increase is a result of increased software sales, of the Companys flagship product, Webbase, and consulting work performed for clients. The Company expects that ad revenues, from its incubated websites, should begin in the next quarter.

Cost of Sales consists primarily of service personnel, software amortization and provision for inventory.

Cost of Sales were $19,564 (33% of revenue) for the three month period ending December 31, 1999. This figure is down 49% from a comparable figure, last year of $38,132. This decrease is due to the reallocation of service personnel to the launching of 3DStockcharts.com.

Sales and marketing consists of sales personnel, advertising and promotion.

Sales and marketing expenses were $52,107 (89% of revenue) for the three month period ended December 31, 1999. This figure is up 64% over a comparable figure last year of $31,744. 3DStockCharts.com has retained the services of S&S Public Relations of Chicago, a full service media relations firm that specializes in creating public relations programs designed to increase sales and sell-through for the technology sector.

General and Administrative expenses includes costs of administrative salaries, employee benefits, facilities, depreciation, communication, insurance, professional fees, shareholder expense and other related expenses associated with the day to day operation of the Company.

General and administrative expenses were $384,195 (654% of revenue) for the three month period ended December 31, 1999. General and administrative expenses were up 464% from a comparable figure of last year, of $84,841. This increase is directly attributable to the start up of 3DStockcharts .com and the Company's decision to retain separate facilities. This included increased staffing and independent communication services. 3DStockCharts has developed close working relationships with hosting services that are critical to the Company's operations. Stealth Communications in New York City provides hosting services for several servers that comprise one of two geographic server clusters in 3DStockChart's system. The second cluster of servers is hosted on the west coast at the Westnet ISP facility in Santa Barbara. Both Stealth and Westnet also provide the bandwidth needed to serve up the company's charts from these servers. A one time commission expense of $50,400 was paid by the Company, for the placement of funds.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses were $52,277 (89% of revenue) for the three month period ended December 31, 1999. This figure is up 223% from a comparable figure last year of $23,371. This is due to the hiring of a Chief Technology Advisor and Senior Systems Administrator/Programmer for 3DStockCharts.com.

Loss from operations for the three months ended December 31, 1999, were $(449,449). This figure is up from a loss of (123,576) for the same period last year. This increase represents management's decision to diversify its revenue streams by completing and bringing to market, 3DStockCharts.com and WebData.com. The Company feels that in redirecting its team and leading Internet technologies to it's incubated web properties that the Company is much better poised to ride the Internet growth wave.

Deferred tax expense decreased and increased proportionately with income for the three month period ended December 31, 1999. These numbers are a result of the change in accounting policy, which took effect FY94, and are not actual cash expenses.

CONSOLIDATED LIQUIDITY

At December 31, 1999 the Company reported working capital of $771,027 which is up 58% from $452,473 at September 30, 1999. This increase is due to the raising of $1,000,000 for 3DStockcharts.com. Net stockholder's equity of $2,566,271 was up 18% from $2,108,253 on September 30, 1999. Subsequent to December 31, 1999, on January 12, 2000, the Company sold $1,000,000 of unregistered common stock.

Accounts receivable of $30,810 was down at December 31, 1999 from the September 30, 1999, figure of $39,074. It is believed that all receivables will be collected.

Net product development costs were $553,189 and $575,571 for the period ending December 31, 1999 and September 30, 1999, respectively. This 4% decrease reflects the transfer of capitalized software to 3DStockCharts.com. Management continues to believe in the commercial viability of all products for which research costs are capitalized.

Accounts payable was $73,839 at December 31, 1999 compared to $66,853 at September 30, 1999.

Accrued vacation was $73,159 at December 31, 1999 compared to $79,915 at September 30, 1999.



PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities

Subsequent to December 31, 1999, on January 12, 2000, the Company sold 250,000 shares of unregistered common stock, at $4.00 per share, in a private placement to Van Beurden Insurance Services, Inc.


Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information


Item 6 - Exhibits and Reports on Form 8-K

(a) None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

February 14, 2000, Denison Bollay, President and Chairman of the Board

(signature)

February 14, 2000 Robert Reali, Secretary

(signature)