Form 10QSB
period 2000-03-31
EXPERTELLIGENCE INC
filed 2000-05-15
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        AND EXCHANGE ACTS OF 1934

        For the quarterly period ended March 31, 2000

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's class of stock, as of the latest practical date.

Class
Common stock, no par value
Outstanding at March 31, 2000      2,343,140

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS

                                                        Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet at March 31, 2000
  and September 30, 1999                                    3

  Consolidated Statement of Operations for the 3 and 6 months
  ended March 31, 2000                                      4

  Consolidated Statement of Cash Flows for the 3 and 6 months
  ended March 31, 2000                                      5

  Notes to Consolidated Financial Statements                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation              7

PART II - OTHER INFORMATION

  Other Information                                         8

                             ExperTelligence, Inc.
                         Consolidated Balance Sheets



                                          at 3/31/00       at 09/30/99
ASSETS
Current assets:
  Cash and cash equivalents              $3,091,129         $  331,309
  Accounts receivable, net                   56,179             39,074
  Inventory                                  45,839             46,536
  Prepaid exp. and other current assets      57,388             35,537
  Prepaid Royalties                          32,785             32,785
  Deferred tax asset-current                220,808            114,000
     Total current assets                $3,504,128         $  599,241

  Product development costs, net            565,604            575,571
  Property and equipment, net               493,542            387,914
  Organizational Costs, net                  37,023                  0
  Deferred tax asset-non-current            687,000            687,000
  Other non-current assets                  113,434              5,295

Total assets                             $5,400,731         $2,255,021


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                         $ 79,463          $   66,853
  Accrued vacation                           75,409              79,915
  Other accrued expenses                     (2,211)                  0

  Total current liabilities                $152,661          $  146,768

Non Controlling Interest in Net Assets     $860,328                   0

 Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares;
  Issued and outstanding, 0 shares        $        0         $  318,487
  as of March 31, 2000 and 159,244
  as of  September 30, 1999
Common stock, no par value.
  Authorized 20,000,000 shares; Issued and
  Outstanding 2,343,140 shares as of
  December 31,1999 and 1,734,451 as of
  September 30, 1999                      $8,734,877        $ 5,338,890
Retained earnings (Accumulated deficit)  $(4,377,135)       $(3,549,124

Net stockholders' equity                  $4,387,742        $ 2,108,253

Total liabilities and stockholders equity $5,400,731        $ 2,255,021

See accompanying notes to financial statements



                            ExperTelligence, Inc
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                              For the three months    For the six months
                               ended March 31,         ended March 31,
                                (unaudited)              (unaudited)

	                         2000         1999         2000         1999
Revenues		      $  110,310   $  40,019    $   169,004  $  92,531


Operating costs and
expenses

Cost of Sales                 $   32,065   $  27,710    $    51,629  $  66,101
Sales & Marketing                 69,010      51,238        121,117     78,698
General & Administration         549,729     142,229        933,924    229,066
Research & Development           102,394      28,387        154,671     51,758

Total operating costs
& expenses                    $  753,198   $ 249,564    $ 1,261,341  $ 425,623

Profit/(loss) from
operations                    $ (642,888)  $(209,545)   $(1,092,336) $(333,092)

Other expense (income)
Interest expense              $        0   $       0    $         0  $       0
Interest income                  (11,489)   (  4,356)       (19,580)   ( 4,820)
Gain/Loss on Fixed Assets              0           0              0          0
Income Tax                             0           0            800        800
Deferred Tax Expense             (17,968)    (64,815)       106,808)  (117,322)
Other                            (17,334)          0        (28,682)         0

Total other expense(income)   $  (46,800)  $ (69,171)   $  (154,270) $(121,342)

Net income (loss)             $ (596,087)  $(140,374)   $  (938,066) $(211,750)

NonControlling Interest Net Loss (88,754)          0       (139,672)         0
Controlling Interest Net Loss   (507,333)          0       (798,394)         0


Net income (loss) per share   $    (.22)   $    (.07)   $      (.34) $    (.11)

See accompanying notes to financial statements.


                          EXPERTELLIGENCE, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH


                              For the three months       For the six months
                               ended March 31,            ended March 31,
                                 (unaudited)                (unaudited)
                                  2000         1999        2000        1999
Cash flows from operating
activities:
Net income (loss) for the
period ending March 31,           $(596,087) $ (140,374)$ (938,066) $(211,750)
Adjustments to reconcile
net income (loss) to net cash
used by operating activities:
Depreciation and amortization      $ 54,805      18,763 $  103,513  $   37,699
Decrease (increase) in accounts
receivable                          (26,927)     (6,102)   (21,663)     24,189
Decrease (increase) in
inventory                               210         205        697       4,485
Decrease (increase) in prepaid
expenses                              5,935      21,988       (666)    (12,295)
Decrease (increase) in other
current assets                      (18,185)     (3,075)   (18,185)     (3,300)
Increase (decrease) in accounts
payable & accrued expenses          (15,567)     (5,077)     6,276     (50,877)
Increase (decrease) in
deferred revenue                          0           0          0           0

Total adjustments                 $     271  $   26,702  $  69,973         (99)
Net cash provided (used) by
operating activities              $(595,815) $ (113,672) $(868,093) $ (212,042)

Cash flows from investing activities:
(Increase) decrease in product
development costs                 $ (19,106) $  (68,660) $  (3,413) $ (134,618)
Purchase of property and
 equipment                         (101,156)    (23,264) $(192,078)    (21,723)
(Increase)decrease in
organizational costs                 (9,051)          0    (40,707)          0
(Increase)Decrease in
 Deferred Tax Assets                (17,968)    (64,815) $(106,808)   (117,322)
(Increase)Decrease in
 other assets                      ( 32,747)   (375,000)  (106,249)   (375,000)

Net cash provided (used)
investing activities              $ (180,028) $ (531,739) $(449,255) $(648,663)

Cash flows from financing activities:
Proceeds from issuance of
common stock                       3,277,500   1,562,000  4,077,500  1,687,000

Net cash provided (used) by
financing activities              $3,277,500  $1,562,000 $4,077,500 $1,687,000

Net increase(decrease) in cash    $2,501,657 $  916,589  $2,760,152 $  826,488

Cash and cash equivalents as
of beginning of period            $  589,804 $   40,048  $  331,309 $  130,149
Cash and cash equivalents as
of period end                     $3,091,461 $  956,637  $3,091,461 $  956,637



ExperTelligence,Inc.
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly, ExperTelligence, Inc.'s, financial position as of March 31, 2000 and results of operations and changes in financial position for the three and six months ended March 31, 2000.

The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders dated September 30, 1999 and are incorporated herein by reference.

2. Fixed assets are comprised of the following :

                                       3/31/00     9/30/99

        Furniture & Fixtures        $   51,892    $ 36,630
        Purchased Software             395,216     386,343
        Equipment                      613,192     445,250
          Total                      1,060,300    $868,223

     Less :Accumulated depreciation    566,758     480,309

                                    $  493,542    $387,914


3. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

4. Primary earnings per share are based on the weighted average number of common stock and equivalents outstanding during the period.

5. At September 30, 1999, the Company had the following approximate net operating loss carryforwards available to reduce future Federal and State income taxes:

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



SFAS 109 was adopted as of October 1, 1993. The Company believes that the net effect to the tax provision and deferred taxes will not materially differ from the amounts presented in the accompanying financial statements due to the available Federal and State tax net operating loss carryforwards.

                             EXPERTELLIGENCE, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements, made within the meaning of Section 27A of the Securities Act of 1933, as amended,and Section21E of the Securities Exchange Act of 1934, as amended, subject to risks and uncertainties that may cause the Company's actual results to differ materially. These statements relate to our plans, objectives, expectations and intentions. Risks and uncertainties include, but are not limited to, risks common to all Internet companies and risks particular to the business and related Internet industry segments; dependence upon and need to hire and keep key personnel; various important competitive and technological factors such as pricing pressures; as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K for the year ended September 30, 1999. You should not rely on these forward- looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

Item 1. Description of Business

ExperTelligence, Inc. ( the Company) is an incubator for creating, building and operating intelligent Internet businesses. The new businesses generally come from new ideas invented by the Company or brought to the Company and passes the Company's qualification criteria for incubation. The Company tends to focus on ideas that apply to "internet hubs" that will potentially create value by connecting and distributing information. Each idea that passes qualification is modeled and prototyped. If the results of the testing suggest that the idea will form the basis for a successful business, the Company forms and capitalizes the new entity, recruits a management team, provides space in the Company's facilities, and on-going strategic guidance and mentoring, creative design, web development, accounting, legal and administrative services.

ExperTelligence is also a Web Internet consulting and software company with a worldwide clientele and an international reputation. The Company specializes in the development and hosting of Web/Database and Electronic Commerce application solutions using its flagship products WebBase and ExperForms.

The Company created 3DStockCharts.com, the first 3D display of real-time stock quotes and trading volume on the Web; WebData.com, a resource for facts and figures on the Web; and ExperClick.com, the first efficient, electronic auction and placement system where advertisers can match ads to targeted consumers and websites.

 3DStockCharts.com
On October 21, 1999, the Company announced the incorporation of 3DStockCharts.com a majority owned subsidiary based on its proprietary technology. Mr. John McNamara was named President and CEO of 3DStockCharts.com. The Company sold a minority interest in 3DStockCharts.com to a group of private investors for $1,000,000.

The Company created 3DStockCharts.com, the first real-time 3D display of an Electronic Communication Network, or ECN, for real-time computerized stock "order books". It is located in Santa Barbara, California. 3DStockCharts.com is also a highly specialized Internet financial portal that highlights 3D displays of real-time streaming ECN "order books" so Internet users can gain insight into stock market activity. Currently, the data is utilized from the Island ECN. On January 12, 2000 3DStockCharts.com signed a contract with the ECN Archipelago (http://www.tradearca.com) to show the first real time integrated order book. April 3, 2000 was the launch of this test Web site with the integrated book. The 3DStockCharts.com web site is generating over 11 million ad impressions per month with more than 60,000 registered users in the first six months of operation. There is a link from the Island ECN web site (http://www.Isld.com) directly to the http://www.3DStockCharts.com site.

On January 7, 2000, 3DStockCharts.com entered into an agreement with DoubleClick, a leading Internet advertising solutions company, to sell banner ads on a non-exclusive basis, through a new network tailored to serve promising startups, such as 3DStockCharts.com. In addition, on March 17, 2000, 3DStockCharts.com announced that it had signed an exclusive agreement with Winstar Interactive Media for advertising representation. Winstar is one of the country's leading Web property representation companies, generating advertising sales, sponsorship packages and business partnership programs for an elite group of branded publishers.

The Company filed a patent for a three dimensional (3D) display mechanism for real-time order book information over the Internet.

WebData.com
WebData.com reaches knowledge workers and consumers looking for facts and figures, research and reference through http://www.WebData.com. It was launched in December 1998. Www.WebData.com is an Internet database portal specializing in the cataloging, searching and comparison of online content from web sites with databases. It is for everyone who uses the Internet to do research, reference, find facts and figures and allows consumers to do comparison-shopping. The databases cover a broad range of topics from Business to Shopping, Travel and Stocks totaling more than 6,000 high quality online databases.

WebData 4D(tm), is a proprietary, patent pending technology that is utilized to enable users to locate specific products or data. ExperSearch(tm), is an advanced searching capability provided with www.WebData.com that provides consolidated results from searching across multiple shopping, auction, classified and database sites. ExperSearch is powered by Enchilada(tm), a patent pending search technology developed by Time0, a business of Perot Systems Corporation, that enables the simultaneous search of multiple web sites and the integration of the results displayed in one location.

WebData.com averages 2,600 unique visitors a day, which generates approximately 400,000 page views.

In June, 1999 the Company announced that it was incorporating portions of The World Almanac and Book of Facts 1999 in a searchable format into WebData.com. The Company now features World Almanac Facts on its WebData.com Internet site. The Company intends to target other information and content sources to enhance WebData.com.
WebData.com is the sponsor of EdWeb a new national educational resource for students of all ages and teachers launching Summer 2000 by www.newspress.com.

Experclick.com
On February 4, 2000, the Company incorporated in the state of Delaware, ExperClick.com. John Forge has been named President and Chief Executive Officer. The Company is currently building the management and technical teams and has three patents pending on the ExperClick technology.

ExperClick.com is the first Internet advertising exchange that allows advertisers to efficiently and instantly sell their ads to targeted consumers at maximum CPM values for themselves and web sites one impression at a time in real-time. Unlike traditional advertising placement methods, ExperClick is completely neutral favoring neither advertisers nor Web sites.
ExperClick enables advertisers to control their costs and Web sites to maximize
their revenues.   ExperClick.com is the first electronic global
trading system for Internet advertising.

ExperData.com
The Company owns Experdata.com, a database web-hosting site. This site is uniquely focused on hosting e-commerce, business to business, dynamic, database-enabled Web sites for real-world applications. The Company is fully equipped to deliver high bandwidth connections, fast file servers, top quality support services, site development and database expertise. ExperData hosts over 30 sites.

WebBase Software
WebBase still continues to be the Company's premier software product.
It is the basis for most of the consulting revenue and software sales. WebBase provides users the tools to develop easy access to database information over the Internet. It includes full server capabilities and can interface with any of 50 database formats including Microsoft Access, Excel and SQL Server, Sybase SQL Server, Oracle, dBase, Paradox, and Btrieve. WebBase provides for solutions ranging from simple access, to real estate listings, to complex enterprise-wide information system applications in human resources, finance, and sales. It allows existing databases to be enhanced through the addition of hypertext links into other Internet publications. Full details about WebBase may be found on our web site, http://www.expertelligence.com.

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

ExperForms Software
ExperForms, based on WebBase, is revolutionary new software that converts scanned forms into complete web sites. It creates database and all the web forms necessary to add, update, search and view any web browser on the Intranet or Internet. It is also resold through one of the Company's strategic partners, CAERE Corporation. The Company has participated with CAERE in major trade shows and other joint marketing activities this year allowing the Company to receive industry wide exposure.

In the business to business e-commerce arena, the Company has registered the domain names: dexcentral.com, chemicaldex.com, cofeedex.com, wheatdex.com, manudex.com, plasticdex.com, commercedex.com, lumberdex.com, metaldex.com, dexplace.com, dexcite.com, dexzone.com, zonedex.com, and dexsite.com.

The Company filed a patent pertaining to e-commerce and registered the domain names 1please.com, orderme1.com, buyme1.com, getme1.com, and charge1.com.

The Company has applied for the trademarks "The Internet IS the Database", WebData.com, 3DStockCharts.com, ExperClick, and "Get Your Facts Straight at WebData.com".

On January 5, 2000, the Company announced the appointment of Mr. Charles "Chuck" House, to it's Board of Directors. Mr. House served with Hewlett-Packard from 1962 to 1991, first, as a member of the technical staff, and then as founder and later as general manager of HP's Logic System division. He then served for 10 years as corporate engineering director and general manager of HP's Software Engineering Systems division. Mr. House has also served as a senior vice president of Informix Software, senior vice president of Veritas Software and president and general manager of Spectron Microsystems. Today, he is executive vice-president for research at Intel's Dialogic Division.

On January 14, 2000, the Company announced the appointment of Mr.
William J. Van Beurden, to it's Board of Directors. Mr. Van Beurden is President and Chairman of Van Beurden Insurance Services, Inc., one of the top 50 insurance brokers in the US. Mr. Van Beurden is also Chairman of KRM Risk Management, a wholesale insurance brokerage and Chairman of TotalPay, Inc. a payroll solutions provider. KRM provides insurance and financial products to over three million employees and 15,000 businesses. TotalPay is one of nations fastest growing payroll services, providing payroll solutions to over 60,000 employees. On January 12, 2000, the Company sold 250,000 shares of unregistered common stock, at $4.00 per share, in a private placement to Van Beurden Insurance Services, Inc.

 On February 16, 2000, the Company announced the appointment of Dr. Souhail Toubia to its Board of Directors. Dr. Toubia is founder and co-owner of TMX Engineering and Manufacturing. TMX is a Southern California leader in General Commercial, Computer, Aerospace and Medical Manufacturing. Dr. Toubia has over ten years experience funding a number of domestic and international companies. The Company sold 166,667 shares of unregistered common stock, at $12 per share, in a private placement to Dr. Toubia and a group of his investors.

On February 24, 2000, the company announced the appointment of Stephen Ketchum, CEO of Onview.com to the Board of Directors. Mr. Ketchum was a Managing Director of Donaldson, Lufkin & Jenrette's (DLJ) investment banking group. DLJ is a leading integrated investment and merchant bank serving institutional, corporate, government and individual clients. The Company feels that Mr. Ketchum's appointment filled a critical role, given his expertise in corporate finance and capital raising.

On March 1, 2000, the Company applied for listing on the NASDAQ SmallCap
Market.

The Company has eighteen full time employees. 3DStockCharts.com has nine employees. Additional contract workers are hired as necessary to complete specific projects.

The software developed and used by the Company is Year 2000 compliant. Internal reviews indicate that the Company's products do not contain code that directly uses dates that would lead to user problems at the turn of the century. In house software has been reviewed and the necessary steps for compliance have been completed. The Company did not experience any Y2K related problems.

Facility Enhancements
The Company has built a hosting facility in its corporate offices connected to the Internet utilizing state of the art technology. The new structure is nicknamed 'Stonehenge' due to its unique shape and connections. This new facility is the template for the other facilities the Company and its Internet based subsidiaries plan to build in the future to support bandwidth needs.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

The Company's revenues consist of product revenues, (including licensing of its software), consulting, ad revenues and other services.

Revenues for the three and six month period ended March 31, 2000 was $110,310 and $169,004,respectively. These figures were up 64% and 55%, respectively, from comparable figures last year of $40,019 and $92,531. This increase is a result of increased software sales of WebBase, consulting work performed for clients and ad revenues.

Cost of Sales consists primarily of developers, software amortization, advertising commissions and provision for inventory.

Cost of Sales were $32,065 (29% of revenue) and $51,629 (30% of revenue) for the three and six month periods ending March 31, 2000. These figures are up
14% and down 22%, respectively, from comparable figures last year of $27,710 and $66,101. The increase in the three month period is due to advertising commissions and the decrease in the six month period is due to the reallocation of service personnel.

Sales and marketing expense consists of sales personnel and advertising and promotion costs.

Sales and marketing expenses were $69,010 (62% of revenue) and $121,117 (72% of revenue) for the three and six month period ended March 31, 2000. These figures are up 26% and 35% respectively over comparable figures last year of $51,238 and $78,698. This increase relates to 3DStockCharts.com's retention of S&S Public Relations of Chicago, a full service media relations firm for the technology sector and its agreement with DoubleClick.

General and Administrative expenses includes costs of administrative salaries, employee benefits, facilities, depreciation, communications, insurance, professional fees, shareholder expenses and other related expenses associated with the overall operation of the Company.

General and administrative expenses were $549,729 (498% of revenue) and $933,924 (553% of revenue) for the three and six month periods ended
March 31, 2000. General and administrative expenses were up 387% and 408%, respectively, from comparable figures last year of $142,229 and $229,066.
This increase is largely attributable to the start up and increased cost of operations and staffing, of 3DStockCharts.com. 3DStockCharts.com has developed close working relationships with hosting services that are critical to the Company's operations. Stealth Communications in New
York City provides hosting services for several servers that comprise one of two geographic server clusters in 3DStockChart's system. The second cluster of servers is hosted on the west coast at the Westnet ISP facility in Santa Barbara. Both Stealth and Westnet also provide the bandwidth needed to serve up the company's charts from these servers. A one time commission expense of $50,400 was paid by the Company, for in connection with the raising of funds. Included in G & A is $86,000 of non-reimbursed contract services provided 3DStockCharts.com from the Company.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses were $102,394 (93% of revenue) and $154,671 (92% of revenue) for the three and six month period ended
March 31, 2000. This figure is up 361% and 299% respectively from comparable figures last year of $28,387 and $51,758. This is due primarily to the hiring of a Chief
Technology Advisor, Senior Systems Administrator/Programmer and additional research personnel for 3DStockCharts.com.

Loss from operations for the three and six month periods ended March 31, 2000, were $(596,087) and $(938,066) respectively. This figure is up from losses of $(140,374) and $(211,750) respectively for the same periods last year. The Company feels that in redirecting its resources and leading Internet technologies to it's incubated web properties that the Company is much better poised to take advantage of business opportunities available on the Internet.

Deferred tax recovery increased proportionately with losses for the three and six month periods ended March 31, 2000. These numbers are a result of the change in accounting policy SFAS 109, which took effect FY94, and are not actual cash expenses.

CONSOLIDATED LIQUIDITY
At March 31, 2000 the Company reported working capital of $3,351,467, which is up 7,407% from $452,473 at September 30, 1999. This increase is due to the sale of a minority position in 3DStockcharts.com for $1,000,000 and the private placement of $3,000,000 of the Company's unregistered common stock. Net stockholder's equity of $4,387,742 was up 208% from $2,108,253 on September 30, 1999.

Accounts receivable of $56,179 was up at March 31, 2000 from the September 30, 1999 figure of $39,074. This increase is due to consulting work performed by ExperTelligence, Inc and advertising revenues related to 3DStockCharts.com. It is believed that all receivables will be collected.

Net product development costs were $565,604 and $575,571 for the period ending March 31, 2000 and September 30, 1999 respectively.
This 2% decrease reflects management's decision to allow each subsidiary to perform its own product development. Management continues to believe in the commercial viability of all products for which research costs are capitalized.

Accounts payable was $79,463 at March 31, 2000 compared to $66,853 at September 30, 1999. This 16% increase is directly attributable to the increase of 3DStockCharts.com's operations.

Accrued vacation was $75,409 at March 31, 2000 compared to $79,915 at September 30, 1999.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities



Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

Subsequent events:
3DStockCharts.com sold 1,525,637 shares of common stock at $1.96 per share. The Company owns 8,000,000 shares of 3DStockCharts.com common stock.

On May 8, 2000 the Company announced Peter Bachmann, former President of Spelling Entertainment, was named President of ExperTelligence and a director of the Company, as well as a member of its newly created Executive Committee; Michael Rollens, former chairman, CEO and
President of Hollywood.com, joined ExperTelligence as a member of the Executive Committee and interim CEO of its WebData.com business unit; and John Agoglia, former President of NBC Enterprises, joined ExperTelligence as a member of the Executive Committee and a director of ExperClick.com.


Item 6 - Exhibits and Reports on Form 8-K

(a) None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

May 15, 2000, Denison Bollay, President and Chairman of the Board

(signature)

May 15, 2000 Robert Reali, Secretary

(signature)

May 15, 2000, Charles House, Director

(signature)

May 15, 2000, William Van Beurden, Director

(signature)

May 15, 2000, Dr. Souhail Toubia, Director

(signature)

May 15, 2000, Steve Ketchum, Director

(signature)