Form 10QSB
period 2000-06-30
EXPERTELLIGENCE INC
filed 2000-08-14
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        AND EXCHANGE ACTS OF 1934

        For the quarterly period ended June 30, 2000

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's class of stock, as of the latest practical date.

Class
Common stock, no par value
Outstanding at June 30, 2000      2,343,140

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS

                                                        Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet at June 30, 2000
  and September 30, 1999                                    3

  Consolidated Statement of Operations for the
  3 and 9 months ended June 30, 2000                        4

  Consolidated Statement of Cash Flows for the
  3 and 9 months ended June 30, 2000                        5

  Notes to Consolidated Financial Statements                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation              7

PART II - OTHER INFORMATION

  Other Information                                         8

                             ExperTelligence, Inc.
                         Consolidated Balance Sheets



                                          at 6/30/00       at 09/30/99
ASSETS
Current assets:
  Cash and cash equivalents              $5,043,722         $  331,309
  Accounts receivable, net                   60,528             39,074
  Inventory                                  45,712             46,536
  Prepaid exp. and other current assets      71,226             35,537
  Prepaid Royalties                          32,785             32,785
  Deferred tax asset-current                321,678            114,000
     Total current assets                $5,575,651         $  599,241

  Product development costs, net            696,395            575,571
  Property and equipment, net               562,105            387,914
  Organizational Costs, net                  34,987                  0
  Deferred tax asset-non-current            687,000            687,000
  Other non-current assets                  104,172              5,295

Total assets                             $7,660,310         $2,255,021


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                         $191,609          $   66,853
  Accrued vacation                           80,835              79,915
  Other accrued expenses                        116                  0

  Total current liabilities                $272,560          $  146,768

Non Controlling Interest in Net Assets   $3,542,459                   0

 Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares;
  Issued and outstanding, 0 shares        $        0         $  318,487
  as of June 30, 2000 and 159,244
  as of  September 30, 1999
Common stock, no par value.
  Authorized 20,000,000 shares; Issued and
  Outstanding 2,343,140 shares as of
  June 30, 2000 and 1,734,451 as of
  September 30, 1999                      $8,734,877        $ 5,338,890
Retained earnings (Accumulated deficit)  $(4,889,586)       $(3,549,124

Net stockholders' equity                  $7,387,750        $ 2,108,253

Total liabilities and stockholders equity $7,660,310        $ 2,255,021

See accompanying notes to financial statements



                            ExperTelligence, Inc
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                          For the three months    For the nine months
                            ended June 30,         ended June 30,
                            (unaudited)              (unaudited)

	                    2000         1999         2000        1999
Revenues		       $  101,306  $  56,031  $   270,310  $  148,561


Operating costs and
expenses

Cost of Sales            $   17,804  $  38,510  $    69,433  $  104,611
Sales & Marketing           139,273     49,672      260,390     128,370
General & Administration    598,894    205,954    1,532,818     433,863
Research & Development      193,985     20,515      348,656      72,274

Total operating costs
& expenses               $  949,956  $ 314,651  $ 2,211,297  $  739,118

Profit/(loss) from
operations               $ (848,651) $(258,620) $(1,940,987) $ (590,557)

Other expense (income)
Interest expense         $      43   $       0  $        43  $        0
Interest income            (50,372)   (  6,841)     (69,952)    (11,661)
Gain/Loss on Fixed Assets        0           0            0           0
Income Tax                       0           0          800         800
Deferred Tax Expense      (100,870)   (138,856)    (207,678)   (256,178)
Other                      (23,833)          0      (52,515)          0

Total other expense
(income)                $ (175,032)  $(145,697)  $  (329,302)$ (267,039)

Net income (loss)       $ (673,619)  $(112,923)  $(1,611,684)$ (323,518)

NonControlling
 Interest Net Loss      $ (131,552)  $       0   $  (271,224)$       0
Controlling Interest
 Net Loss               $ (542,067)  $       0   $(1,340,460)$       0


Net income (loss)
 per share              $     (.29)  $    (.06)  $      (.69) $    (.17)

See accompanying notes to financial statements.


                          EXPERTELLIGENCE, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH


                           For the three months      For the nine months
                               ended June 30,           ended June 30,
                                 (unaudited)                (unaudited)
                                  2000         1999        2000
1999
Cash flows from operating
activities:
Net income (loss) for the
period ending June 30,       $(673,618)$ (112,923)$(1,611,684)$(323,518)
Adjustments to reconcile
net income (loss) to net cash
used by operating activities:
Depreciation and amortization $ 59,503  $  22,608 $   163,016 $  57,856
Decrease (increase) in accounts
receivable                         209     34,856     (21,454)   59,044
Decrease (increase) in
inventory                          127        319         824     4,805
Decrease (increase) in prepaid
Expenses & other current assets(16,838)    (8,415)    (35,689)  (24,010)
Increase (decrease) in accounts
payable & accrued expenses     119,516      5,874     125,792   (45,004)

Total adjustments            $ 162,517  $  55,242  $  232,489 $  52,691
Net cash provided (used) by
operating activities         $(511,102) $ (57,681)$(1,379,195)$(270,827)

Cash flows from investing activities:
(Increase) decrease in product
development costs            $(117,411) $ (84,856) $(120,824)$ (219,474)
Purchase of property and
 equipment                    (145,129)   (11,806) $(337,207)$  (32,232)
(Increase)decrease in
organizational costs             5,720          0    (34,987)         0
(Increase)Decrease in
 Deferred Tax Assets          (100,870)  (138,856) $(207,678)  (256,178)
(Increase)Decrease in
 other assets                 ( 95,637)   (25,000)  (201,886)  (400,000)

Net cash provided (used)
investing activities        $ (453,327) $(260,518) $(902,582)$ (907,884)

Cash flows from financing activities:
Proceeds from issuance of
common stock                $2,916,690  $       0 $6,994,190 $1,687,000

Net cash provided (used) by
financing activities        $2,916,690  $       0 $6,994,190 $1,687,000

Net increase(decrease)
 in cash                    $1,952,261  $(318,199)$4,712,413 $  508,289

Cash and cash equivalents
as of beginning of period   $3,091,461  $ 956,637 $  331,309 $  130,149
Cash and cash equivalents
as of period end            $5,043,722  $ 638,438 $5,043,722 $  638,438



ExperTelligence,Inc.
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly, ExperTelligence, Inc.'s, financial position as of June 30, 2000 and results of operations and changes in financial position for the three and nine month periods ended June 30, 2000.

The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders dated September 30, 1999 and are incorporated herein by reference.

2. Fixed assets are comprised of the following :

                                       6/30/00     9/30/99

        Furniture & Fixtures        $   61,110    $ 36,630
        Purchased Software             397,773     386,343
        Equipment                      719,595     445,250
          Total                      1,178,478    $868,223

     Less :Accumulated depreciation    616,373     480,309

                                    $  562,105    $387,914


3. The results of operations for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

4. Primary earnings per share are based on common stock and equivalents outstanding during the period.

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

Item 1. Description of Business

ExperTelligence, Inc. develops Internet businesses and solutions for Internet related businesses based primarily on its proprietary technology. The Company also engages in consulting and software sales. The Company's businesses are generated by the Company or from ideas brought to the Company by third parties, which fit with the Company's qualification criteria. The Company tends to focus on businesses that create value by connecting and distributing information and content. When the Company forms a new business, it capitalizes it, recruits management, provides space in the Company's facilities, and provides on-going strategic and operational support, accounting, legal and administrative services. The Company expects to drive value primarily through equity ownership in its portfolio of businesses at the point in time at which each business becomes either profitable, goes public, is sold or spun off.

3DStockCharts.com
On October 21, 1999, the Company announced the incorporation of 3DStockCharts.com as a 69%-owned subsidiary based on three dimensional proprietary technology created by the Company. John McNamara is the President and CEO.

3DStockCharts.com is a highly specialized Internet financial portal that highlights three dimensional (3D) displays of real-time streaming
Electronic Communications Network (ECN) "order books" so Internet users can gain insight into stock market activity. Data is integrated from the Island and Archipelago ECNs into a single order book. This new integrated book is presented in 3D format using a multi window interface, which can be customized to meet the users needs.

The Company has a patent pending for a 3D display mechanism for real-time order book information over the Internet. This patent was filed June 30, 1999.

Experclick.com
On February 4, 2000, the Company incorporated ExperClick.com in the state of Delaware. John Forge is the President and CEO. The Company is currently building the management and technical teams. There are four patents pending on the ExperClick technology.

ExperClick focuses on the design and operation of an efficient trading system in which specific advertising and marketing opportunities are individually matched with targeted consumers.

WebData
WebData.com is an Internet database portal specializing in the cataloging, searching and comparison of online content from web sites with databases.

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

WebHosting
ExperData.com is a database web-hosting site focused on hosting e-commerce and business to business applications with the ability to deliver high bandwidth connections, quality support services, site development and database expertise.

Software Sales and Consulting
WebBase and Experforms are the Company's software products that account for the majority of the Company's consulting revenue and software sales. WebBase provides users the tools to develop easy access to database information over the Internet. It includes full server capabilities and can interface with most database formats. WebBase allows existing databases to be enhanced through the addition of hypertext links into other Internet publications. More information about WebBase may be found on the Company's web site, http://www.expertelligence.com.

ExperForms, based on WebBase, automates the creation of forms, database connected workflow and web based business applications.

With these tools customers have created applications for help desks, auction websites, ecommerce, travel and expense reporting, calendaring, purchasing requisitions, new hire management and human resources.

Other
On January 5, 2000, the Company announced the appointment of Chuck House to its Board of Directors. Mr. House served with Hewlett-Packard from 1962 to 1991, first, as a member of the technical staff, and then as founder and later as general manager of HP's Logic System division. He then served for 10 years as corporate engineering director and general manager of HP's Software Engineering Systems division. Mr. House has also served as a senior vice president of Informix Software, senior vice president of Veritas Software and president and general manager of Spectron Microsystems. Today, he is executive vice-president for research at Intel's Dialogic Division.

On January 14, 2000, the Company announced the appointment of William J. Van Beurden to it's Board of Directors. Mr. Van Beurden is President and Chairman of Van Beurden Insurance Services, Inc., one of the top 50 insurance brokers in the US. Mr. Van Beurden is also Chairman of KRM Risk Management, a wholesale insurance brokerage and Chairman of TotalPay, Inc. a payroll solutions provider.

On February 16, 2000, the Company announced the appointment of Dr. Souhail Toubia to its Board of Directors. Dr. Toubia is founder and co-owner of TMX Engineering and Manufacturing. TMX is a Southern California leader in General Commercial, Computer, Aerospace and Medical Manufacturing. Dr. Toubia has over ten years experience funding a number of domestic and international companies.

On February 24, 2000, the Company announced the appointment of Stephen Ketchum, CEO of Onview.com to the Board of Directors. Mr. Ketchum was formally a managing Director of Donaldson, Lufkin, and Jenrette (DLJ) investment banking group.

On May 8, 2000 the Company announced that Peter Bachmann, former President of Spelling Entertainment, was named President of ExperTelligence and a director of the Company, as well as a member of its newly created Executive Committee; Michael Rollens, former chairman, CEO and President of Hollywood.com, joined ExperTelligence as a member of the Executive Committee; and John Agoglia, former President of NBC Enterprises, joined the Company as a member of the Executive Committee and a director of ExperClick.com.

On June 20, 2000 the Company began trading its shares on the NASDAQ Small Cap Market.

The Company has sixteen full time and two part-time employees. 3DStockCharts.com has twelve full-time and two part-time employees. ExperClick has six full-time employees and four part-time employees. Additional contract workers are hired as necessary to complete specific projects.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

The Company's revenues consist of software sales, consulting and advertising revenues.

Revenues for the three and nine month periods ended June 30, 2000 were $101,300 and $270,300,respectively. These figures were up 81% and 82%, respectively, from comparable figures last year of $56,000 and $148,600. This increase is a result of increased software sales of WebBase and Experforms, consulting work performed for clients and advertising revenues from 3DStockCharts.com.

Cost of Sales consists primarily of developers' salaries, software amortization and provision for inventory.

Cost of Sales were $17,804 (18% of revenue) and $69,433 (26% of revenue) for the three and nine month periods ending June 30, 2000. These figures are down 47% and down 67%, respectively, from comparable figures last year of $38,510 and $104,611. This decrease in the three and nine month periods is due to the reallocation of service personnel from consulting to research and development

Sales and marketing expenses consist of sales personnel, advertising and promotion costs.

Sales and marketing expenses were $139,273 and $260,390 for the three and nine month periods ended June 30, 2000. These figures are up 28% and 50% respectively over comparable figures last year of $49,672 and $128,370. These increases relate to 3DStockCharts.com's increased marketing and promotion costs relative to its financial services web site.

General and Administrative expenses include costs of administrative salaries, employee benefits, facilities, depreciation, communications, insurance, professional fees, shareholder expenses and other related expenses associated with the general operations of the Company.

General and administrative expenses were $598,894 and $1,532,818 for the three and nine month periods ended June 30, 2000. General and administrative expenses were up 291% and 354%, respectively, from comparable figures last year of $205,954 and $433,863. This increase is largely attributable to staffing and the start up of operations of 3DStockCharts.com and ExperClick.com. ExperClick.com began operations April 1, 2000. Startup costs include personnel, equipment, travel and legal and accounting fees.

Research and Development expenses consists primarily of research and development personnel responsible for new product development and maintenance of existing websites and proven technologies.

Research and development expenses were $193,985 and $348,656 for the three and nine month period ended June 30, 2000. These figures are up 946% and 483% respectively from comparable figures last year of $20,515 and $72,274. This is due primarily to the increased staffing for 3DStockCharts.com and ExperClick.com.

Loss from operations for the three and nine month periods ended June 30, 2000, were $(693,619) and $(1,611,684) respectively. These figures are up from losses of $(112,923) and $(323,518) respectively for the same periods last year because of the relocation of 3DStockCharts to its own facilities and the costs associated with the first year of growth and ExperClick.com.

Deferred tax recovery increased proportionately with losses for the three and nine month periods ended June 30, 2000. These numbers are a result of the change in accounting policy, which took effect FY94, and are not actual cash expenses.

CONSOLIDATED LIQUIDITY
At June 30, 2000 the Company reported working capital of $5,303,091, which is up from $452,473 at September 30, 1999. This increase is due to the sale of a minority position in 3DStockcharts.com for $3,916,690 and the private placement of $3,000,000 of the Company's unregistered common stock.

Net stockholder's equity of $7,387,750 was up from $2,108,253 on September 30, 1999 is due primarily to the raising of additional capital.

Accounts receivable of $60,528 was up at June 30, 2000 from the September 30, 1999 figure of $39,074. This increase is due to consulting work performed by the Company and advertising revenues related to 3DStockCharts.com. It is believed that all receivables will be collected.

Net product development costs were $696,395 and $575,571 for the period ending June 30, 2000 and September 30, 1999 respectively. This increase reflects development work on 3DStockCharts.com and ExperClick.com.

Management continues to believe in the commercial viability of all products for which research costs are capitalized.

Accounts payable was $191,609 at June 30, 2000 compared to $66,853 at September 30, 1999. This increase is directly attributable to the increase of 3DStockCharts.com's operations.

Accrued vacation was $80,835 at June 30, 2000 compared to $79,915 at September 30, 1999.



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

ExperTelligence, Inc.

(registrant)

August 14, 2000, Denison Bollay, CEO and Chairman of the Board

(signature)

August 14, 2000, Peter Bachmann, President

(signature)

August 14, 2000 Robert Reali, Secretary

(signature)

August 14, 2000, Charles House, Director

(signature)

August 14, 2000, William Van Beurden, Director

(signature)

August 14, 2000, Dr. Souhail Toubia, Director

(signature)

August 14, Steve Ketchum, Director

(signature)