Form 10KSB
period 2000-09-30
EXPERTELLIGENCE INC
filed 2000-12-26
CIK 723533

U. S. Securities & Exchange Commission
                   Washington, D.C. 20549

FORM 10-KSB

[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 2000

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

Issuer's revenues for the most recent fiscal year:  $419,913.

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the per share closing bid price thereof on the NASDAQ Exchange as of a specified date within the past 60 days:
Approximately $8,786,775 based on a $3.75 per share closing bid price as of December 22,2000.


State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practical date.
Outstanding at September 30, 2000
Common stock, no par          2,343,140

ExperTelligence, Inc.
Annual Report on Form 10-KSB
For the Fiscal Year Ended September 30, 2000

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

Part I.

Item 1. Description of Business

ExperTelligence, Inc. is a technology company. It develops and operates Internet businesses based on the Company's proprietary technologies and ideas. The Company maintains a division to support its long-standing consulting practice and software products, WebBase and ExperForms. The Company runs a database portal at WebData.com.

ExperTelligence focuses on businesses relating to "Internet hubs" and "exchanges" that create value by connecting and distributing information over the Internet. The Company forms and capitalizes the new entities, recruits management, provides space in the Company's facilities, provides ongoing strategic guidance and mentoring, creative design, Web development, accounting, legal and administrative services, with the goal of preparing each business for independent operation. The Company created 3DStockCharts.com and ExperClick.com, as subsidiaries.

The Company generates revenue from its WebBase division through software and consulting sales. The Company intends to generate cash flow from a combination of equity ownership, operations of its subsidiaries and/or licensing of its technologies.


3DStockCharts.com

On October 21, 1999, the Company announced the incorporation of 3DStockCharts.com as a subsidiary based on three dimensional proprietary technology created by the Company. 3DStockCharts.com is a pioneering Web service, which provides an integrated continuous portrayal of stock market buy and sell orders (limit order books) from the country's largest ECNs,(Electronic Communications Network) in a colorful 3-dimensional graphic format. ECNs are regulated, all electronic, stock trading networks that facilitate continuous matching of customer buy and sell limit orders while providing those orders with direct electronic access to the national market system. 3DStockCharts.com has agreements with the ECN's Island, Archipelago , REDIBook , BRUT and Instinet Corporation representing 90% of all ECN transactions to display their limit order books.

The Company is a specialized ECN market center that features real-time
3D charts of individual and integrated ECN limit order books. The Company is also utilizing the streaming data from ECNs to develop useful trading tools and provide critical ECN trading information in an easy-to-interpret format. 3DStockCharts.com has developed a patent pending technology that capitalizes on the dramatic changes in the markets. The Company successfully deployed the Internet's first real time, three-dimensional chart of the four largest ECNs' limit order books. The chart's display is a fascinating view into the buying and selling pressures that affect the price of a stock and provides traders with a unique insight into pricing trends that are not apparent simply by tracking the inside quote. This information has previously been available only to institutional and professional traders. 3DStockCharts.com has 77,000 registered users who spent an average of 66.78 minutes at the site per visit. 3DStockCharts.com shows approximately twelve to fifteen million banner ads based on up to 50,000 visitors a month.

The Company sold a minority interest in 3DStockCharts.com to a group of private investors for $3,916,690. The Company owns 69% of 3DStockCharts.com.

ExperClick.com

On April 5, 2000, the Company announced the incorporation of ExperClick.com in the state of Delaware. ExperClick.com is a real-time advertising ECN, similar in nature to the Wall Street Exchange, but for highly targeted individual advertising impressions. ExperClick.com offers advertisers, using all forms of digital media, a unique and innovative solution for delivering targeted personalized messages at the instant a Web page is accessed.

To enable the delivery of valuable advertising to an individual using the Internet today, the recipient has to be identified and the appropriate message selected. Advertisers executing campaigns in real-time can select an audience and buy the media space needed at a value they determine, one impression at a time. For the first time, advertising results can be monitored with a highly detailed real-time report. For this purpose, ExperClick.com has developed a (patent pending) hardware and software technology, which is open, and based on TCP/IP and XML standards. The technology is designed for all forms of digital media. ExperClick is focused on the design and operation of an efficient trading system in which specific advertising and marketing opportunities are individually matched with targeted consumers.

The Internet advertising market is the fastest-growing segment of the Internet industry. According to Forrester Research, spending in the U.S. totaled $2.8 billion dollars in 1999, and is expected to increase to $22.6 billion in 2004. The Company has built the technical team and is currently building the sales and marketing team. Board members and strategic partners are being reviewed. There are three patents pending on the hub exchange technology. The Company has built a unique hosting infrastructure with a state of the art fiber connection. The Company recently entered into a contract with Intel to provide co-location services in Santa Clara, Ca.


WebData.com

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

WebData.com consists of 5,000 high quality cataloged databases and receives approximately 2000 unique visitors a day accounting for approximately 700,000 monthly page views. The site has 251 affiliate relationships with sites that contain databases that also sell products or services. The site receives over 1,500 requests each week from other sites to include their databases on WebData.com.

WebData is the first site to use the ExperClick advertising exchange to deliver its banner advertising

WebBase

WebBase and Experforms are the Company's software products that account for the majority of the Company's consulting revenue and software sales. WebBase provides users the tools to develop easy access to database information over the Internet. It includes full server capabilities and can interface with most database formats. WebBase allows existing databases to be enhanced through the addition of hypertext links into other Internet publications. More information about WebBase may be found on the Company's web site, http://www.expertelligence.com and http://www.webbase.com.

ExperForms, based on WebBase, automates the creation of forms, database connected workflow and web based business applications. With these tools customers have created applications for help desks, auction websites, ecommerce, travel and expense reporting, calendaring, purchasing requisitions, new hire management and human resources. The Company has recently become a value added reseller of Adobe products.

ExperData.com is a database web-hosting site for WebBase focused on hosting the websites the company creates for its e- commerce and business-to-business applications. ExperData.com has a state of the art fiber optic backbone with the ability to deliver high bandwidth connections, quality support services, site development and database expertise.

Other

On January 5, 2000, the Company announced the appointment of Chuck House to its Board of Directors. Mr. House served with Hewlett-Packard from 1962 to 1991, first, as a member of the technical staff, and then as founder and later as general manager of HP's Logic System division. He then served for 10 years as corporate engineering director and general manager of HP's Software Engineering Systems division. Mr. House has also served as a senior vice president of Informix Software, senior vice president of Veritas Software and president and general manager of Spectron Microsystems. Today, he is executive vice-president for research at Intel's Dialogic Division. Mr. House is also a member of 3DStockCharts.com board of Directors.

On January 14, 2000, the Company announced the appointment of William J. Van Beurden to its Board of Directors. Mr. Van Beurden is President and Chairman of Van Beurden Insurance Services, Inc., one of the top 50 insurance brokers in the US. Mr. Van Beurden is also Chairman of KRM Risk Management, a wholesale insurance brokerage and Chairman of Total Pay, Inc. a payroll solutions provider.

On February 16, 2000, the Company announced the appointment of Dr. Souhail Toubia to its Board of Directors. Dr. Toubia is founder and co- owner of TMX Engineering and Manufacturing. TMX is a Southern California leader in General Commercial, Computer, Aerospace and Medical Manufacturing. Dr. Toubia has over ten years experience funding a number of domestic and international companies. Dr. Toubia is also a member of 3DStockCharts.com board of Directors.

On February 24, 2000, the Company announced the appointment of Stephen Ketchum, CEO of Onview.com to the Board of Directors. Mr. Ketchum was formally a managing Director of Donaldson, Lufkin, and Jenrette (DLJ) investment-banking group.

On March 10, 2000 the Board of Directors approved the formation of an Audit Committee. Steve Ketchum was elected to head the committee, with Bill VanBeurden and Souhail Toubia as committee members.

On May 8, 2000 the Company announced that Peter Bachmann, former President of Spelling Entertainment, was named President of ExperTelligence and a director of the Company, as well as a member of its newly created Executive Committee; Michael Rollens, former chairman, CEO and President of Hollywood.com, joined ExperTelligence as a member of the Executive Committee; and John Agoglia, former President of NBC Enterprises, joined the Company as a member of the Executive Committee and a director of ExperClick.com. On October 4, 2000 the Company and its Board of Directors accepted the resignation of Peter Bachmann.

On June 20, 2000 the Company began trading its shares on the NASDAQ Small Cap Market.

On August 1, 2000 the Company began a 401K plan with American United Life as administrators. The plan is presently non-matching.

On October 18, 2000 the Company appointed C. Keith Rooker, a member of the Southern Nevada and Salt Lake City law firm of Rooker & Gibson, to its Board of Directors. Mr. Rooker practiced law from 1962 until 1985 in Salt Lake City. He was a founding faculty member of the J. Reuben Clark School of Law at Brigham Young University. Mr. Rooker practices primarily in the areas of general corporate and business counseling, and large-scale commercial litigation. Mr. Rooker was Executive Vice President of American Pacific Corporation 1985 thru 1997 and has been a member of its Board of Directors since 1973, and formerly served as a Director of other publicly held firms.

The Company has thirteen full time and one part-time employees.
3DStockCharts.com has twelve full-time and two part-time employees. ExperClick has fifteen full-time employees and four part-time employees. Additional contract workers are hired as necessary to complete specific projects.

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

In October 1999 the Company launched 3DStockCharts, which is the first of its kind, three dimensional (3D) display mechanism for real-time ECN "order book" information over the Internet. The financial data services on the Internet is highly competitive with hundreds of companies selling real time data.

In April 2000 the Company formed ExperClick.com. The on line ad industry is volatile and highly competitive containing many companies operating many competing types of digital marketplaces.

Regulatory Information

Government approval is not required for the sale of any of the Company's products.

There are no existing or probable government regulations, which will have a material effect on the Company, and there is no material cost of compliance to environmental laws.


Item 2. Description of Property

The Company does not own any real property. The following is the Company's principle place of business:

		Location                         Size               	Lease Term

	25 East Ortega Street	         6,000 Sq. Ft.        Two Years 1Yr. option
	Santa Barbara, CA 93101

	203 Chapala Street		   2,200 Sq. Ft.      One Year, 2 Yr. option
	(This space is occupied by 3DStockCharts.com)

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 22, 2000 the Company held its Annual Meeting of Shareholders. The following matters were presented for vote: To Change the number of authorized Directors to not less than Five (5) or more than Nine (9); Election of Directors Denison Bollay, Robert Reali, Charles House, William Van Beurden, Dr. Souhail Toubia and Steve Ketchum; Approval of an increase in the number of shares allocated to the 1996 Equity Participation Plan, to 690,000 shares, along with other amendments to the plan; the Ratification of the Selection of McGowan Guntermann as the Auditors for fiscal year 2000. All of the above motions were passed by a majority vote.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ, under the symbol "EXGP". At September 30, 2000 there were approximately 922 holders of record.

The high and low bid price per share of the Company's common stock on the Exchange for the last two fiscal years was as follows (as these shares were traded on the OTC market, the prices indicated below are not necessarily reflective of actual transactions):

For the fiscal year ended September 30,

                            2000               1999
                          High   Low       High      Low

   First Quarter         $9.50  $3.31     $11.37    $1.75
   Second Quarter       $22.75  $3.25     $25.00    $7.00
   Third Quarter        $15.25  $5.25     $13.50    $8.00
   Fourth Quarter       $12.69  $3.50     $11.69    $7.00

There were no dividends declared during the past fiscal year.

No dividends shall be paid or other distributions made (other than those payable solely in Common Stock) with respect to the Common Stock during any fiscal year of the Corporation until dividends in the total amount of $.18 per share on the outstanding shares of Series A Preferred shall have been paid. The Corporation shall not declare or pay any dividends on any shares of Preferred Stock or any other class or series of stock of the Corporation ranking as to dividends on a parity with the Preferred Stock unless the Corporation shall pay a ratable dividend on the Preferred Stock and such parity stock in proportion to the full dividend preference amounts to which each is entitled. After the payment of the full dividend preference amount on the Series A Preferred and on all other parity stock, and after payment in any fiscal year of the Corporation of $.18 per share of Common Stock
(adjusted to reflect any subdivision or combination of the Common Stock after the Original Issue Date of the Series A Preferred) outstanding on such payment date, if any additional dividend is paid in such fiscal year on the Common Stock, the holders of Series A Preferred shall be entitled to receive,contemporaneously with such additional payment on the Common Stock, an amount per share equal to (i) the amount of such additional dividend paid on the Common Stock, multiplied by (ii) the number of shares of Common Stock into which a share of Series A Preferred is convertible on the date of the payment of the additional dividend on the Common Stock.

On January 28, 2000 an employee exercised 1,000 options.

Under Section 4(2) of the Securities Act of 1933 and Regulation D, on January 12, the Company sold 250,000 shares of unregistered common stock through private placement, to an individual investor at $4 per share.

On February 8, 2000 the Company issued 12,500 shares of common stock at $3.00 a share as settlement for a dispute with consultants.

Under Section 4(2) of the Securities Act of 1933 and Regulation D, on February 29, 2000 the Company sold 166,667 shares of unregistered common stock through private placement, to individual investors at $12 per share.

On March 7, 2000 the Company issued 10,000 shares of common stock to a graphics consultant.

On February 1, 2000 two Company employees exercised 11,386 options.

On August 29, 2000 the Company issued 730 shares of restricted common stock as payment for investor relations services.


Item 5. MANAGEMENT' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Fiscal Year 2000 to 1999

The Company's revenues consist of product sales, (including licensing of its software), consulting, hosting and advertising revenues.

Revenues for the year ended September 30, 2000 were $419,913. This figure was up 84% from a comparable figure last year, of $228,652. There was a 50% increase in consulting. There was a 55% increase in WebBase and ExperForms sales. Advertising revenues for 3DStockCharts accounted for 15% of revenue.

Cost of Sales consists primarily of service personnel, software amortization and provision for inventory.

Cost of Sales was $284,303 (52% of revenue) for the year ending September 30, 2000. This figure is down 136 % over last year's figure of $670,218. Last year a one-time amortization of obsolete capitalized software resulted in an unusual high cost of sales expense.

Sales and marketing expense consists of sales personnel, advertising, public relations and promotion.

Sales and marketing expenses were $448,594 (%107 of revenue) for the year ended September 30, 2000. This is a 244% increase over a comparable figure of $184,150 for the prior year. The Company hired a full time salesman and marketing person for its WebBase division. 3DStockCharts accounted for 67% of sales and marketing expense due to its sales staff, direct advertising and promotion of its product.

General and Administrative expenses includes costs of administrative salaries, employee benefits, facilities, depreciation, communication, insurance, professional fees, shareholder expense and other related expenses associated with the day to day operation of the Company.

General and administrative expenses were $2,583,844 for the year ended September 30, 2000. General and administrative expenses were up 308% from a comparable figure of $633,997 last year. 3DStockCharts accounted for 63% of general and administrative expenses with the largest expenditures in internet communication, travel and professional fees. The Company also incurred general and administrative expenses associated with the start up of its newest subsidiary ExperClick. These expenses consisted of officer's salaries, benefits, training, travel and professional fees.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses were $480,084 (115% of revenue) for the year ended September 30, 2000. This figure is up 132% from comparable figures of last year of $206,900. This increase is due to the hiring of employees to implement the ExperClick technology.

There was no interest expense this year as there was no borrowed money.

Interest and other income for the year ending September 30, 2000 was $163,135. This figure was up 815% as compared to $17,846 last year due to investment in commercial paper and high interest bearing accounts.

Loss from operations for the year ended September 30, 2000 was $2,599,061 compared to a loss of $1,126,567 for year ending September 30, 1999. This increase in losses is due to the operations of 3DStockCharts.com (65% of the loss) and ExperClick (8% of the loss).

Deferred tax expense increased proportionately with income for the year ended September 30, 2000, respectively. These numbers are a result of the change in accounting policy, which took effect FY94, and are not actual cash expenses.


LIQUIDITY

At September 30, 2000 the Company reported working capital of $3,801,879 which is up 845% from $452,473 at September 30, 1999. This increase is due to the raising of private placements funds for both the Company and 3DStockCharts.com. Net stockholder's equity of $2,586,692 was up 23% from $2,108,253 on September 30, 1999.

Accounts receivable of $123,248 was up at September 30, 2000 from the
September 30, 1999, figure of $39,074.   This 315% increase is due to increased
software sales, consulting and ad sales. It is believed that all receivables will be collected.

Net product development costs were $722,220 and $575,571 for the period ending September 30, 2000 and September 30, 1999 respectively. This 25% increase reflects the ExperClick capitalized software. Management continues to believe in the commercial viability of all products for which research costs are capitalized.

Fixed assets were up due to the purchase of equipment for new employees and the startup of 3DStockCharts.com and ExperClick.com.

Accounts payable was $111,823 at September 30, 2000 compared to $66,853 at September 30, 1999.

Accrued vacation was $89,850 at September 30, 2000 compared to $79,915 at September 30, 1999.


Item 7. Financial Statements

The Financial Statements as of September 30, 2000 and 1999 are presented on the pages that follow

EXPERTELLIGENCE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

 September 30, 2000 and 1999


TABLE OF CONTENTS

Page
Independent Auditor's Report                             1
Consolidated Financial Statements:
Consolidated Balance Sheets                              2
   Consolidated Statements of Income                     3
   Consolidated Statements of Shareholders' Equity       4
   Consolidated Statements of Cash Flows                 5

Notes to Consolidated Financial Statements            6 - 22

INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
ExperTelligence, Inc. and Subsidiaries
Santa Barbara, California

We have audited the accompanying consolidated balance sheets of ExperTelligence, Inc., a California corporation, and subsidiaries, as of September 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ExperTelligence, Inc., and subsidiaries at September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

McGowan Guntermann
Santa Barbara, California
November 16, 2000

                                   CONSOLIDATED BALANCE SHEETS
                                   September 30, 2000 and 1999

ASSETS

                                             2000         1999
CURRENT ASSETS
Cash
Non-interest bearing                      $    48,499   $   5,288
Interest                                    3,628,475     326,021
Total Cash                                  3,676,974     331,309

Accounts receivable -
 net of allowance of -0-
for 2000 and 1999                             123,248       39,074
Inventory (N                                   18,299       46,536
Prepaid exp                                    65,322       35,537
Prepaid royalties                                 -         32,785
Deferred tax assets (Note 1L and 8)           146,000      114,000
  Total Current Assets                      4,029,843      599,241
PROPERTY AND EQUIPMENT - net
(Note 1K and 2)                               673,335      387,914
OTHER ASSETS
Product development costs, net (Note 1F)      722,220      575,571
  Deferred tax assets (Note                   720,000      687,000
  Patent costs, net of amortization (Note 1E)  17,661          -
  Investments                                    -           5,295
  Total Other Asset                         1,459,881    1,267,866
  TOTAL ASSETS                             $6,163,059    2,255,021

LIABILITIES AND SHAREHOLDERS' EQUITY

                                               2000           1999
CURRENT LIABILITIES
  Accounts payable                        $   111,823        66,853
  Accrued liabilities                          26,291         -
  Accrued vacation                             89,850        79,915
    Current Liabilities                       227,964       146,768

MINORITY INTEREST IN SUBSIDIARY             3,348,403           -

SHAREHOLDERS' EQUITY (Notes 3, 4, 5, 6 and 7):
 Preferred stock - no par value, authorized
 1,000,000 shares; Issued and outstanding
 -0- shares for 2000 and 159,244 shares for
 1999 (liquidation preference is $3 per share,
 see Note 3)                                      -          318,487
 Common stock, no par value, authorized
 20,000,000 shares; issued and outstanding
 2,343,140 for 2000 and 1,734,451 shares for
 1999                                         8,734,877    5,338,890
    Accumulated deficit                      (6,148,185)  (3,549,124)
  Total Shareholders' Equity                  2,586,692    2,108,253
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                         $6,163,059    $2,255,021


                      CONSOLIDATED STATEMENTS OF INCOME
                  For the Years Ended  September 30, 2000 and 1999

                                          2000              1999
INCOME (Note 9)                         $419,913         $228,652

OPERATING COSTS AND EXPENSES
 Cost of sales                           284,303          670,218
 Selling and marketing                   448,594          184,150
 General and administration            2,583,844         633,997
 Research and development                480,084         206,900
 Total Operating Costs and Expenses    3,796,825       1,695,265
LOSS FROM OPERATIONS                  (3,376,912)      (1,466,613)

OTHER (INCOME) EXPENSES
Interest income                         (149,743)         (17,846)
Rental income                            (13,392)             -
Total Other (Income) Expenses           (163,135)         (17,846)
LOSS BEFORE INCOME TAXES AND
   MINORITY INTEREST                  (3,213,777)      (1,448,767)
INCOME TAXES (Note 8)                    (64,200)        (322,200)
MINORITY INTEREST                       (550,516)            -
  NET LOST                           $(2,599,061)     $(1,126,567)
EARNINGS PER COMMON
     SHARE (Note 1I)
NET LOSS                            $    (1.1812)     $   (0.6804)

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                   2,200,321          1,655,857

                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     For the Years Ended  September 30, 2000 and 1999 Net

                 Preferred  Stock     Common    Stock                 Shareholders'
                 Shares     Amount    Shares    Amount     Deficit      Equity

Balance, September
30,  1998       159,244  $318,487  1,471,921 $3,651,890 $(2,422,557) $1,547,820
Stock issued in
private placem     -        -        202,000   1,187,000     -        1,187,000
Stock issued for
services and
equipment         -         -         44,667     455,000     -          455,000
Stock issued - stock
options and warrants
exercise          -        -           15,863     45,000     -           45,000
Net loss          -        -             -          -    (1,126,567) (1,126,567)
Balance, September
30,  19        159,244   318,487    1,734,451  5,338,890 (3,549,124)  2,108,253
Stock issued in
private placement  -       -          416,667  3,000,000      -       3,000,000
Stock issued - stock
options and warrants
exercised           -      -           32,778     77,500      -          77,500
Preferred stock converted
 to common stock (159,244) (318,487)  159,244    318,487       -        -
Net loss           -         -           -        -     (2,599,061)  (2,599,061)
Balance,  September
30, 2000           -     $   -      2,343,140 $8,734,877 $(6,148,185) $2,586,692

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Years Ended  September 30, 2000 and 1999

                                               2000         1999
CASH FLOWS FROM OPERATING
    ACTIVITIES
Collections from customers                  $335,739      $291,987
Interest collected                           149,743        17,846
Rent collected                                13,392          -
Taxes paid                                    (1,600)         (800)
Cash paid to suppliers and employees      (3,345,106      (923,037)
NET CASH USED BY OPERATING
   ACTIVITIES                             (2,847,832)     (614,004)
CASH FLOWS FROM INVESTING
    ACTIVITIES
Increase in product development costs      (274,954)      (353,629)
Purchase of property and equipment         (509            (57,912)
Purchase of investment                        -             (5,295)
Sale of equipment                             1,562            -
NET CASH USED BY INVESTING
    ACTIVITIES                            (782,922)       (416,836)
CASH FLOWS FROM FINANCING
   ACTIVITIES
Common stock issuance                    3,077,500       1,232,000
Minority interest in subsidiary          3,898,919           -
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                 6,976,419       1,232,000
INCREASE IN CASH                         3,345,665         201,160
CASH AND EQUIVALENTS -
    BEGINNING OF YEAR                      331,309         130,149
CASH AND EQUIVALENTS -
   END OF YEAR                          $3,676,974        $331,309
RECONCILIATION OF NET LOSS TO
   NET CASH USED BY OPERATING
   ACTIVITIES:
Net loss                              $ (2,599,061)    $(1,126,567)
Adjustments to reconcile net loss to net
cash provided (used)  by operating
activities:
Loss on sale of investment                  5,295           -
Depreciation and amortization             351,046         676,932
Deferred tax expense (benefit)            (65,000)       (323,000)
Bad debt                                     -             51,585
Non cash expenditures (Note 11)              -             80,000
Minority interest                        (550,516)            -
Changes in:
Accounts receivable                       (84,174)         63,335
Inventory                                  28,237          20,187
Prepaid expenses                            3,001         (51,752)
Patent costs                              (17,856)            -
Accounts payable and accrued expenses      71,261         (20,645)
Accrued vacation                            9,935          15,921
NET CASH USED BY OPERATING
   ACTIVITIES                          (2,847,832)       (614,004)

Note 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.  Nature of Business
ExperTelligence, Inc. and subsidiaries (the Company) was incorporated in California on March 31, 1980. The Company develops Internet portal technology, publishes database software products for the Internet, and develops and hosts web/database and electronic commerce application solutions.

On October 19, 1999, the Company incorporated 3DStockCharts.com,
Inc. (3DStockCharts) which is a 69% owned subsidiary (Note 14).
3DStockCharts distributes its technology and market data through a financial web portal specializing in real time, interactive, two-dimensional (2D) and three-dimensional (3D) browser-based displays of buy and sell order activity and trading volumes for specific stocks and market indexes.

On February 4, 2000, the Company incorporated ExperClick.com, Inc. (ExperClick), a Delaware corporation, which is a wholly-owned subsidiary (Note 15). ExperClick focuses on the design and operation of an efficient trading system in which specific advertising and marketing opportunities are individually matched with targeted consumers.

On June 20, 2000, the Company began trading its shares on the NASDAQ Small Cap Market.

B.  Principles of Consolidation
The 2000 consolidated financial statements include the accounts of ExperTelligence, Inc. and its wholly-owned subsidiaries, ExperClick.com, Inc. and ExperTelligence Canada, Inc. and its majority-owned subsidiary 3DStockCharts.com, Inc. Minority interest represents minority shareholders' proportionate share of the equity in 3DStockCharts.com, Inc. The 1999 consolidated financial statements include the accounts of ExperTelligence, Inc. and its wholly-owned subsidiary, ExperTelligence Canada, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

C.  Cash and Cash Equivalents
The Company considers all highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

D.  Inventory
Inventory consists primarily of product manuals, CD ROMs, and processing boards and is stated at the lower of average cost (determined on the FIFO basis) or market. A reserve for obsolescence of $230,874 has been provided for both 2000 and 1999.

E.  Patent Costs
Patent costs include legal costs for software patents which are being amortized over a life of 20 years. Amortization expense is $195 for 2000 and -0- for 1999.

F.  Product Development Costs
Product development costs represent the costs of new products and new application enhancements to existing products incurred subsequent to establishing technological feasibility of the product and prior to the date the product is available for release to customers. Amortization is calculated using the straight-line method over its economic useful life, approximately five years, or on a product-by-product basis in the ratio that current period sales bear to the total of current and anticipated revenues. This policy was adopted by the Company as of April 1, 1986, in accordance with the provisions of Financial Accounting Standards
Board Statement No. 86, "Accounting for Software Development
Costs." Total costs capitalized during the fiscal years ended September 30, 2000 and 1999, aggregated $360,704 and $353,629, respectively.
Related amortization and write-off of obsolete products, utilizing the straight-line method, for the years ended September 30, 2000 and 1999, aggregated $128,305 and $579,202, respectively. For the year ended September 30, 2000 and 1999, write-offs of obsolete products totaled $12,341 and $510,579 and is included in cost of sales. Accumulated amortization of product development costs total $293,052 and $177,088, at September 30, 2000 and 1999, respectively.

G. Revenue
Revenue from software sales is recognized on delivery of the software when no further obligations remain under the sales or licensing agreement. Revenue from software license agreements that include significant product development is recognized upon the percentage of completion method. As of September 30, 2000 and 1999, there were no costs and estimated earnings in excess of billings or billings in excess of costs on uncompleted contracts. Product development services include postcontract customer support and software services. Revenue from postcontract customer support is recognized ratably over the period of the postcontract support arrangement. Revenue from software services is recognized as the services are performed.

H. Earnings Per Share
Earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Dilutive earnings per share was not presented for 2000 and 1999, because the stock options and warrants were considered antidilutive.

I. Research and Development
Research and development expenses, not subject to capitalization, are charged to expense as incurred.

J.  Property and Equipment
Property and equipment is recorded at cost. Depreciation expense is provided over the useful lives of the assets, which range from three to five years, using the straight-line method.

K.  Income Taxes
The Company uses Statement of  Financial Accounting Standards No.
109, "Accounting for Income Taxes"(SFAS No. 109) in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

L.  Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

N.  Advertising
The Company expenses advertising costs as they are incurred.
Advertising expenses for the year ended September 30, 2000 are $147,604 and for September 30, 1999 were immaterial.

Note 2  -	PROPERTY AND EQUIPMENT
Depreciation expense for the years ended September 30, 2000 and 1999, is $222,546 and $97,730, respectively. Property and equipment at September 30, 2000 and 1999, is summarized as follows:

                                  2000      1999

Furniture and Fixtures          $67,766   $36,631
Purchased software              495,542   386,343
Equipment                       797,052   445,250
                              1,360,360   868,224
Less:  Accumulated
Depreciation                    687,025   480,310

                               $673,335  $387,914

Note 3  -SHAREHOLDERS' EQUITY
The preferred stockholders have voting rights equal to that of common stockholders. The preferred stock is convertible into common stock on a one-for-one basis at any time. No shares of preferred stock were issued during the year ended September 30, 2000 and 1999. The preferred stock is nonredeemable, has a preference in liquidation equal to $3 per share plus any declared but unpaid dividends and provides for dividends to be declared at management's discretion. As of September 30, 2000 and 1999, no dividends have been declared.
During the year ended September 30, 2000, the remaining preferred shares were converted into common stock. At September 30, 2000, there are no preferred shares outstanding.

Note 4  -STOCK OPTION PLANS

ExperTelligence, Inc. 1996 Equity Participation Plan
On August 15, 1996, the Company's Board of Directors of the Company adopted the 1996 Equity Participation Plan, whereby options may be granted to employees, consultants, or independent directors. For Incentive Stock Options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For Nonqualified Stock Options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The board of directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 475,000 shares of common stock for the exercise of options under this Plan. As of May 5, 2000, an additional 219,000 shares of common stock have been reserved for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 2000 and 1999 for the granting of options under the Plan are 105,800 and 210,000, respectively.

Stock option activity for the Incentive Stock Option plan and the Nonqualified Stock Option plan is shown below:

                                                    Weighted Average
                                                    Grant Date Fair
                                                    Value of Options
                    Number       Weighted Average   Granted During
                    Shares        Exercise Price
                                                           Year
1999
Outstanding
at beginning
of year             178,500         $3.140                   -
Granted              87,500          2.250                $2.920
Exercised            (1,000)         1.435                    -
Cancelled              -               -                      -
Outstanding
at end of year      265,000           2.810                   -
Exercisable at end
of year              75,400           3.460                   -

2000
Outstanding
at beginning
of year             265,000           $2.810                  -
Granted             389,000            8.236              $8.349
Exercised           (25,300)           2.999                   -
Cancelled           (40,500            2.672                   -
Outstanding
at end of  year     588,200            6.418                   -
Exercisable
at end of year      151,5               4.56                   -

As of September 30, 1999, 12,500 options were granted and are outstanding under the Nonqualified Stock Option plan. As of September 30, 2000, there are no options granted or outstanding under the Nonqualified Stock Option plan.

Note 4  -	STOCK OPTION PLANS (continued)
ExperTelligence, Inc. 1996 Equity Participation Plan (continued)
The following table summarizes information about options outstanding at September 30, 2000:

             Options Outstanding              Options Exercisable
       Number  of
     Outstanding                              Number of Shares
        Shares at    Remaining                   Exercisable
      Sept. 30,     Contractual                   Sept. 30     Exercise
         2000          Life      Exercise Price      2000        Price
       95,200          6.4             $4.000         30,556     $8.000
      44,000           7.4              1.435         54,000      4.000
      60,000           8.0              2.125         14,000      1.435
       5,000           8.4             15.375         12,000      2.125
     175,000           9.6              8.000         40,000      4.250
      65,000           9.2              4.250          1,000     15.375
      14,000           9.3              7.375        151,556
      10,000           9.6              7.875
       1,000           9.2              8.190
      20,000           9.4             14.938
        4,000          9.8              7.000
      10,000           9.4             13.500
      10,000           9.4             15.812
      25,000           9.3              4.000
      25,000           9.4             12.000
      25,000           9.3              9.625
     588,200

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

Note 4  -STOCK OPTION PLANS (continued)
ExperTelligence, Inc. 1996 Equity Participation Plan (continued)
Had compensation costs for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and earnings per share would have been:

                                    2000          1999
Net loss
  As reported                    (2,599,061)   (1,126,567)
  Pro forma                      (3,468,116)   (2,234,792)

Primary earnings per share
  As reported                     (1.1812)        (0.6804)
  Pro forma                       (1.5762)        (1.3496)


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax expense and benefits of approximately $398,500 and $441,500, for the years ended September 30, 2000 and 1999 respectively, has not been reflected in the pro forma amounts. The fair value of these options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000 and 1999:

                                 2000        1999
Expected life (years)            1-10        1-10
Risk-free interest rate          6.00%       4.75%
Volatility                       200%        143%
Expected dividends               None        None

3DStockCharts 2000 Equity Participation Plan
On January 19, 2000, the Board of Directors of 3DStockCharts adopted the 2000 Equity Participation Plan, whereby options may be granted to employees, consultants, or independent directors. For Incentive Stock Options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For Nonqualified Stock Options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The board of directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 3,500,000 shares of common stock for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 2000 for the granting of options under this Plan are 665,160.

Note 4  -STOCK OPTION PLANS (continued)
3DStockCharts 2000 Equity Participation Plan (continued)
Stock option activity for 3DStockChart's Incentive Stock Option Plan and the Nonqualified Stock Option Plan is show below:

                                                  Weighted Average
                                                   Grant Date Fair
                                                   Value of Options
                    Number       Weighted Average   Granted During
                    Shares        Exercise Price          Year
2000
Outstanding at
 Beginning of year   -                  -                 -
Granted          2,834,840         $0.5726            $0.5833
Exercised            -                  -                 -
Cancelled            -                  -                 -
Outstanding at
  end of year    2,834,840          0.5726                -
Exercisable at
  end of year    1,165,608          0.5726                -


As of September 30, 2000, 349,840 options were granted and are outstanding, and 344,840 were exercisable under the Nonqualified Stock Option Plan.
The following table summarizes information about Options outstanding at September 30, 2000.

                Options Outstanding              Options Exercisable,
Number of
Outstanding                             Number of Shares
Shares at       Remaining                 exercisable
September 30   Contractual   Exercise    September 30,        Exercise
   2000          Life         Price          2000               Price
   28,379         9.4           $0.01        1,055,004           $0.50
2,620,000         9.5           $0.50           68,556           $1.96
   37,500         9.5           $1.00            5,208           $1.00
   72,500         9.6           $1.96           36,840           $0.01
    5,000         9.7           $1.96        1,165,608
   63,000         9.8           $1.96
    8,461         9.9           $0.01
2,834,840

Note 4  -STOCK OPTION PLANS (continued)
ExperClick 2000 Equity Participation Plan
On February 7, 2000, the Board of Directors of ExperClick adopted the
2000 Equity Participation Plan whereby options may be granted to employees, consultants, or independent directors. For incentive stock options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For nonqualified stock options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The board of directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 3,000,000 shares of common stock for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 2000 for the granting of options under this Plan are 1,435,000.
Stock Option activity for ExperClick's Incentive Stock Option Plan and the Nonqualified Stock Option Plan is shown below:

                                                   Weighted Average
                                                   Grant Date Fair
                                                   Value of Options
                    Number       Weighted Average   Granted During
                    Shares        Exercise Price       Year 2000
Outstanding at
 Beginning of
  Year                -                 -                  -
Granted          1,565,000           $1.00                $1.00
Exercised            -                 -                    -
Cancelled            -                 -                    -
Outstanding at
  end of year1,    565,000            1.00                  -
Exercisable at
 end of year     1,116,668            1.00                  -

As of September 30, 2000, no options have been granted under the Nonqualified Stock Option Plan.

Note 4  -STOCK OPTION PLANS (continued)
ExperClick 2000 Equity Participation Plan (continued)
The following table summarizes information about options outstanding at September 30, 2000:

         Options Outstanding              Options Exercisable,
Number of
Outstanding                             Number of Shares
Shares at       Remaining                 exercisable
September 30   Contractual   Exercise    September 30,        Exercise
   2000          Life         Price          2000               Price
1,040,000        9.4           $1.00      1,116,688            $1.00
  330,000        9.5           $1.00
  165,000        9.6           $1.00
   20,000        9.8           $1.00
   10,000        9.0           $1.00
1,565,000


Note 5 - COMMON STOCK
During the year ended September 30, 1999, the Company sold 217,000 shares of unregistered common stock through private placements to individual investors. 15,000 of these shares represent common stock warrants that were exercised. Unregistered common stock represent shares issued under Rule 144 of the Securities Act which permit limited reslae of securities purchases in a private placement subject to the satisfaction of certain conditions.

On October 7, 1998, the Company issued 16,667 shares of unregistered common stock valued at $50,000, in exchange for marketing and consulting services

On March 6, 1999, the Company issued 25,000 shares of unregistered common stock at $15 per share in exchange for a software license and service agreement. In addition, 25,000 shares of common stock warrants were also issued at $15 per share and expired on July 6, 1999.

On May 24, 1999, the Company sold 10,000 shares of common stock at $3 per share in exchange for public relation consulting services.

On January 14, 2000, the Company sold 250,000 shares of unregistered common stock through private placements to individual investors for a total of $1,000,000.

On February 23, 2000, the Company sold 166,667 shares of unregistered common stock through private placements to individual investors for a total of $2,000,000. Common stock warrants to purchase 1,000,000 shares of ExperClick common stock at $1.00 per share were also issued in connection with this private placement.

Note 6 - PUT RIGHTS
The Company has agreed that the holders of 3DSTockCharts Series A Preferred Stock (Investors) shall have the right to put their shares to the Company in exchange for the Company's issuance to the Investors of shares of the Company's common stock and warrants to purchase shares of the Company's common stock. The Investors may put to the Company either or both of the shares of Series A Preferred Stock and the original warrants to purchase 1,100,000 shares of Common Stock. The Investors may exercise this put right at any time after May 4, 2000 and on or before November 4, 2001.

Initially the Put Ratio shall be as follows:

One share of the Company's common stock shall be issuable for each fourteen shares of common stock of 3DstockCharts issuable upon conversion of the shares of Series A Preferred Stock with respect to which the Put Right is exercised, and

One warrant to purchase one share of the Company's common stock shall be issuable for each fourteen shares of common stock of 3DstockCharts issuable upon conversion of the shares of Series A Preferred Stock issuable upon exercise of the 3DstockCharts warrants with respect to which the Put Right is exercised.

The warrant to purchase the Company's common stock shall have an exercise price of $10.50 per share and shall have a term that expires on September 30, 2002. The Put Ration and the exercise price of the warrants to purchase the Company's common stock shall be adjusted from time to time to reflect all stock dividends, stock splits, recapitalization and similar changes in the Company's common stock.

Note 7 - STOCK WARRANTS

A. ExperTelligence, Inc. Common Stock Warrants

The Company's common stock warrants outstanding as of September 30, 2000 are as follows:

                                                               Warrant
Warrant                                    Warrant    Warrant    Shares
Shares        Grant   Exercise Expiration  Shares     Shares   Outstanding
Granted       Date     Price      Date     Expired   Exercised   9-30-00
   20,000    1-14-00 $  4.00   1-14-02        -       (10,000)    10,000
   25,000    1-31-99  $10.00   1-15-01        -          -        25,000
    2,500    2-28-99  $15.00   2-15-00      (2,500)      -          -
   66,000    1-31-00  $10.00   1-25-01        -          -        66,000
  113,500                                   (2,500)   (10,000)   101,000

The weighted average grant date fair value of warrants granted during the year ended September 30, 2000 is $7.75

B.  ExperClick Common Stock Warrants
Experclick common stock warrants granted during the year ended
September 30, 2000 are as follows:

Warrant
Warrant                                    Warrant    Warrant    Shares
Shares        Grant   Exercise Expiration  Shares     Shares   Outstanding
Granted       Date     Price      Date     Expired   Exercised   9-30-00
1,000,000     2-11-99  $1.00     4-30-01      -          -      1,000,000

The weighted average grant date fair value of warrants granted during the year ended September 30, 2000 is $1.00.

C.  3DStockCharts Common Stock Warrants
3DStockCharts common stock warrants granted during the year ended
September 30, 2000 are as follows:

Warrant
Warrant                                    Warrant    Warrant    Shares
Shares        Grant   Exercise Expiration  Shares     Shares   Outstanding
Granted       Date     Price      Date     Expired   Exercised   9-30-00
  109,088  10-19-99    $0.825  10-19-02       -           -      109,088
1,090,912   1-19-99    $0.75   10-19-02       -           -    1,090,912
   32,859   5-05-00    $0.75    5-05-03       -           -       32,859
1,232,859                                     -           -    1,232,859

D.  3DStockCharts Preferred Stock Warrants
3DStockCharts preferred stock warrants granted during the year ended September 30, 2000 are as follows:

                                                                                                     Warrant
Warrant                                    Warrant    Warrant    Shares
Shares        Grant   Exercise Expiration  Shares     Shares   Outstanding
Granted       Date     Price      Date     Expired   Exercised   9-30-00
200,000      10-19-99  $0.55    10-19-02      -         -        200,000

Note 8  -INCOME TAXES
Income tax expense (benefit) for the years ended September 30, 2000 and 1999, are as follows:

                                   2000              1999
Current                      $      800       $        800
Deferred                        (65,000)          (323,000)
    Total                      $(64,200)         $(322,200)

Components of the deferred tax assets recognized in the balance sheet at September 30, 2000, are as follows:

                                      Current         Non-current
Accrued vacation pay              $     37,000       $        -
Property and equipment                    -             (16,000)
Software costs                            -            (310,000)
Deferred state tax                       9,000           52,000
Net operating losses                   100,000        2,474,000
Deferred tax credits                      -             270,000
                                       146,000        2,470,000
Deferred tax assets valuation allowance    -         (1,750,000)
Deferred tax asset                    $146,000         $720,000

Reconciliation of the difference between income taxes computed at Federal statutory tax rates and provision for income taxes, for the year ended September 30, 2000, is as follows:

Income taxes computed at Federal statutory tax rate   $(1,077,000)
State tax provision                                      (151,000)
Graduated tax rates                                          -
Net operating loss and deferred credits                      -
Valuation allowance                                     1,163,800
Provision for income taxes                               $(64,200)

Temporary differences have resulted between financial statement and income tax reporting including depreciation, capitalized software costs, non-deductibility of accrued vacation wages not paid within seventy-five days of year end, and net operating loss carryforwards.

Note 8  -	INCOME TAXES (continued)
As of September 30, September 30, 2000, the Company had the following approximate net operating loss and tax credit carryforwards available to reduce future federal and state income taxes:

              Federal       Federal       State          State
Expiring   Net Operating     Tax       Net Operating      Tax
Sept. 30     Losses        Credits       Losses         Credits
2001         390,000          -            -                -
2002         309,000          -           171,000           -
2003         125,000          -             8,000           -
2004          -              6,000        592,000           -
2005         614,000        30,000      1,710,000         9,000
2006         481,000        39,000            -          16,000
2007          68,000        14,000            -              -
2008            -           10,000            -              -
2009            -             -               -              -
2010            -            1,000             -             -
2011            -            4,000             -          8,000
2012         342,000         2,000             -          1,000
2013           9,000         8,000             -          5,000
2014       1,166,000        41,000             -         23,000
2015       3,420,000        33,000             -         20,000
          $6,924,000      $188,000      $2,481,000      $82,000

Components of the deferred tax assets recognized in the balance sheet at September 30, 1999, are as follows:

                                       Current    Non-current
Accrued vacation pay                $    33,000   $          -
Property and equipment                      -           (7,000)
Software costs                              -         (247,000)
Deferred state tax                        8,000         17,000
Net operating losses                     73,000        727,000
Deferred tax credits                         -         183,000
                                        114,000        673,000
Deferred tax assets valuation allowance    -            14,000
Deferred tax asset                     $114,000       $687,000

Note 8 -INCOME TAXES (continued)
Reconciliation of the difference between income taxes computed at Federal statutory tax rates and provision for income taxes, for the year ended September 30, 1999, is as follows:

Income taxes computed at Federal  statutory tax rate    $(493,000)
State tax provision                                       (18,000)
Graduated tax rates                                          -
Net operating loss and deferred credits                   644,000
Valuation allowance                                      (455,200)
Provision for income taxes                              $(322,200)

Note 9 -SIGNIFICANT CUSTOMERS AND CREDIT RISK
For the year ended September 30, 2000, 68% of accounts receivable was concentrated among three customers. These same customers accounted for approximately 20% of total revenue.
For the year ended September 30, 1999, 56% of accounts receivable was concentrated between three customers. These same customers accounted for approximately 26% of total revenue.

Note 10 - CASH AND CASH EQUIVALENTS - CONCENTRATION OF CREDIT
RISK
Uninsured cash balances were $3,400,131 at September 30, 2000, and $185,006 at September 30, 1999.

Note 11 - NON-CASH TRANSACTIONS
During the year ended September 30, 2000, several employees exercised a total of 12,800 stock options under the 1996 Equity Participation Plan in the form of a cash-less exercise and forfeited 2,522 shares of common stock in order to receive 10,278 shares of unregistered common stock. During the year ended September 30, 1999, the Company issued 16,667 shares of unregistered common stock valued at $3 per share in exchange for marketing and consulting services, 10,000 shares of unregistered common stock valued at $3 per share in exchange for public relation consulting services, and 25,000 shares of unregistered common stock at valued $15 per share in exchange for a software license and service agreement.

Note 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has various financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2000 and 1999, does not differ materially from the carrying values of its financial instruments recorded in the accompanying balance sheet. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of amounts the Company could realize in a current market exchange.

Note 13 - COMMITMENTS AND CONTINGENCIES
Lease
On January 1, 1999, the Company signed a two-year lease extension for office space on Chapala Street under a non-cancelable operating lease dated December 15, 1995. The lease expires on December 31, 2001 and monthly rental payments are $2,445. The monthly rental rate will be adjusted on January 1st of each subsequent year to reflect the year-to-year percentage change in the Los Angeles Consumer Price Index for
September.   This office space is being subleased to the Company's
subsidiary, 3DStockCharts.com, Inc., for $4,290 per month based on a month-to-month lease agreement. Intercompany income of $19,871 was eliminated in consolidation.
Sublease
As of September 1, 1999, the Company subleased additional office space under a non-cancelable operating lease through August 31, 2002 for monthly rental payments of $8,400. Beginning on September 1, 2000, and every anniversary date thereafter, the monthly rent will be adjusted by the year-to-year percentage change in the Los Angeles Consumer Price Index for the month of July. The Company has an option to extend the sublease for one additional year.
Total office rent expense for the years ended September 30, 2000 and 1999 is $138,368 and $38,225 respectively.
Future minimum lease payments for the year ending September 30, are as follows:

      2001    $131,136
      2002      99,984
      Total   $231,120

Note 14 - SPIN-OFF - 3DSTOCKCHARTS
On October 19, 1999, 3DStockCharts was incorporated and the Company received 8 million shares of common stock and an 80% ownership of 3DStockCharts in exchange for transferring $82,400 of capitalized software costs. In April and May 2000, additional shares of 3DStockCharts were issued in private placements which diluted the Company's ownership percentage to 69%.
Minority Interest
Minority interest in subsidiary on the Consolidated Balance Sheet consists of 2 million shares of preferred stock of 3DStockCharts valued at $1,000,000 and 1,523,137 shares of common stock of 3DStockCharts valued at $2,985,348. Each share of preferred stock is convertible into one share of common stock at any time at the option of the holder. In addition, the holders of the Series A preferred stock also hold warrants which contain Put Rights as disclosed in Note 6. The loss attributable to the noncontrolling interest in 3DStockCharts is $550,516 and is reflected in Minority Interest in the Consolidated Statements of Income.

Note 15 - INVESTMENT IN  EXPERCLICK
On February 4, 2000, ExperClick.com, Inc. was incorporated in the state of Delaware. On February 7, 2000, the Company acquired 100% ownership of ExperClick and received 10 million shares of common stock in exchange for $500,000 in cash.

Note 16 - DEFERRED COMPENSATION PLAN
During the year ended September 30, 2000, the Company implemented a salary deferral plan under Internal Revenue Code Section 401 (k). The participants must be 21 years of age and employed for at least 90 days. The Company's contributions to the plan, as determined by the Board of Directors, is discretionary but may not exceed 15% of the participants' compensation. The Company has elected not to make any contributions for 2000.

Note 17 - RELATED PARTY TRANSACTIONS
The Company uses an outside payroll service and a director on the Company's board is also the chairman of the board of the outside payroll service.
3DStockCharts has a contract with Island ECN and a director of 3DStockCharts is an employee of Island ECN. Total payments of $15,409 were made during the year ended September 30, 2000.

Part III


Item 9. Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a) of the
Exchange Act

Name    		Age    Position 	Year first elected Director

Denison Bollay   	48     President, Chairman of the Board 1980

Robert Reali     	39     COO, Secretary       Director 1988

Charles House     59     Director, January 2000

W. VanBeurden     59     Director, January 2000

Dr. S. Toubia     46     Director, February 2000

Steve Ketchum     39     Director, February 2000

C. Keith Rooker   63     Director, October 2000

Mr. Denison Bollay is the founder and has been the President of the Company and Chairman of its Board of Directors since
March 1980. Mr. Bollay is Chairman of ExperClick. He received his Bachelor of Science Degree in Engineering in 1974 from Harvey Mudd College.

Mr. Robert Reali was appointed to the Board on August 1,
1988. He is Chief Operating Officer and Corporate Secretary. He is a Director of ExperClick. He has been with ExperTelligence, Inc. since 1981. He majored in Computer Science Engineering at the University of California, Santa Barbara.

Mr. House served with Hewlett-Packard from 1962 to 1991, first, as a member of the technical staff, and then as founder and later as general manager of HP's Logic System division. He then served for 10 years as corporate engineering director and general manager of HP's Software Engineering Systems division. Mr. House has also served as a senior vice president of Informix Software, senior vice president of Veritas Software and president and general manager of Spectron Microsystems. Today, he is executive vice-president for research at Intel's Dialogic Division. Mr. House is also a member of 3DStockCharts.com board of Directors.

Mr. Van Beurden is President and Chairman of Van Beurden Insurance Services, Inc., one of the top 50 insurance brokers in the US. Mr. Van Beurden is also Chairman of KRM Risk Management, a wholesale insurance brokerage and Chairman of Total Pay, Inc. a payroll solutions provider.

Dr. Toubia is founder and co- owner of TMX Engineering and Manufacturing. TMX is a Southern California leader in General Commercial, Computer, Aerospace and Medical Manufacturing. Dr. Toubia has over ten years experience funding a number of domestic and international companies. Dr. Toubia is also a member of 3DStockCharts.com board of Directors.

Mr. Ketchum is president and CEO of Onview.com. Mr. Ketchum serves on the Board of Directors of Mail.com, a publicly-traded (MAIL: NASD) provider of Internet messaging services; of Manufacturers' Services
Limited, a privately-held contract manufacturing company; of Onview.com, an online art portal and e-commerce provider. He also serves on the Board of Advisors of Infopost, an online portal that facilitates the exchange of digital information and content. Mr. Ketchum serves on the Board of Trustees of the East Side House Settlement and is on the Board of the Guggenheim Museum Circle Committee and Young Collectors Committee.
Mr. Ketchum received his B.A. from New England College in Finance and Marketing summa cum laude and his M.B.A. from the Harvard Business School. Mr. Ketchum was formally a managing Director of Donaldson, Lufkin, and Jenrette (DLJ) investment-banking group.

C. Keith Rooker is a member of the Southern Nevada and Salt Lake City law firm of Rooker & Gibson. Mr. Rooker practiced law from 1962 until 1985 in Salt Lake City. He was a founding faculty member of the J. Reuben Clark School of Law at Brigham Young University. Mr. Rooker practices primarily in the areas of general corporate and business counseling, and large-scale commercial litigation. Mr. Rooker was Executive Vice President of American Pacific Corporation 1985 thru 1997 and has been a member of its Board of Directors since 1973, and formerly served as a Director of other publicly held firms.

Item 10. Executive Compensation

The following table sets forth as required all compensation to officers for services rendered in all capacities to the Company during or with respect to the 1999 fiscal year.

Name & Position        Year   Salary     Bonus     Annual
                                                Compensation
Denison Bollay, CEO      2000  $189,833    $0     $189,833
Robert Reali,   COO      2000  $103,333    $0     $103,333

The table on the following page sets forth, as to individuals having received greater than 5% of options granted and as to all executive officers and directors as a group, the following information with respect to stock options: (i) the aggregate number of shares of the Company's common stock subject to options granted under the 1988 Incentive Stock Option Plan and the 1996 Incentive Stock Option Plan through September 30, 2000, (ii) the number of options exercised prior to September 30, 2000, iii) the number of options currently exercisable as of September 30, 1999, and iv) the average per share option exercise price. As of September 30, 2000 466,605 options had not been exercised.

                   (i)      (ii)        (iii)       (iv)
                 Options   Options     Options     Average
Identity of grp  Granted  exercised   exercisable  exercise
                                                   price
Denison Bollay   140,000      0        84,000      $3.48
Robert Reali      70,000      0        42,000      $2.26
Charles House     25,000      0             0      $4.25
W. VanBeurden     25,000      0             0      $4.00
Souhail Toubia    25,000      0             0	   $12.00
Steve Ketchum     25,000      0             0      $9.62

Item 11. Security Ownership of Certain Beneficial Owners and Management


On September 30, 2000, no person owned beneficially more than five percent (5%) of the outstanding shares of the common stock of the Company except as set out below. The Company has no securities other than its preferred stock and common stock.

                                Number of    Percent of
Name and Address of           Shares Owned     Class
Beneficial Owner

Denison Bollay, CEO
25 E. Ortega
Santa Barbara, CA 93101           383,963     16.4%

William Van Beurden
1600 Draper
Kingsburg, CA                     250,000     10.67%

BNP Venture Capital Corporation
c/o Bank of the West
50 W. San Fernando, 2nd Floor
San Jose, CA  95113               150,000      6.4%

Officers and Directors            730,280     31.2%
 as a Group

Item 12. Certain Relationships and Related Transactions

    None.



Item 13.    Exhibits and Reports on Form 8-K.

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

December 22, 2000 Denison Bollay, President and Chairman of the Board

(signature)

December 22, 2000 Robert Reali, Director

(signature)

December 22, 2000 Charles House, Director

(signature)

December 22, 2000 William Van Beurden, Director

(signature)

December 22, 2000, Dr. Souhail Toubia, Director

(signature)

 December 22, 2000, Steve Ketchum, Director

(signature)