Form 10QSB
period 2000-12-31
EXPERTELLIGENCE INC
filed 2001-02-16
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        AND EXCHANGE ACTS OF 1934

        For the quarterly period ended December 31, 2000

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's class of stock, as of the latest practical date.

Class
Common stock, no par value
Outstanding at December 31, 2000      2,343,140

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS

                                                        Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheets at December 31, 2000
  and September 30, 2000                                    3

  Condensed Consolidated Statements of Operations for the
  3 months ended December 31, 2000                          4

  Condensed Consolidated Statements of Cash Flows for the
  3 months ended December 31, 2000                          5

  Notes to Condensed Consolidated Financial Statements      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation              7

PART II - OTHER INFORMATION

  Other Information                                         8

                             ExperTelligence, Inc.
                     Condensed Consolidated Balance Sheets
                                (Unaudited)


                                          at 12/31/00       at 09/30/00
ASSETS
Current assets:
  Cash and cash equivalents              $2,465,643        $ 3,676,974
  Accounts receivable, net                   85,173            123,248
Inventory                                    18,299             18,299
  Prepaid exp. and other current assets      88,753             65,322
    Deferred tax asset-current              146,000            146,000
     Total current assets                $2,803,868         $4,029,843

  Product development costs, net            885,209            722,220
  Property and equipment, net               683,489            673,335
  Deferred tax asset-non-current            720,000            720,000
  Other non-current assets                   17,438             17,661

Total assets                             $5,110,004         $6,163,059


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                         $ 73,829          $ 111,823
  Accrued vacation                           56,318             89,850
  Other accrued expenses                          0             26,291

  Total current liabilities                $130,147         $  227,964

Minority Interest in Subsidiary           3,172,239          3,348,403

Stockholders' equity:
Common stock, no par value.
  Authorized 20,000,000 shares;
  Issued and outstanding, 2,343,140
  shares at December 31,2000 and
  September 30, 2000                      $8,734,877       $ 8,734,877
Retained earnings (Accumulated deficit)  $(6,927,259)      $(6,148,185)

Net stockholders' equity                  $1,807,618        $2,586,692

Total liabilities and stockholders equity $5,110,004        $6,163,059

See accompanying notes to financial statements



                            ExperTelligence, Inc
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                            For the three months
                                              ended December 31,


                                           2000           1999
Revenues                               $  108,564      $  58,694


Operating costs and expenses

Cost of Sales                         $    46,050      $  19,564
Sales & Marketing                         132,300         52,107
General & Administration                  690,039        384,195
Research & Development                    272,932         52,277

Total operating costs
& expenses                             $1,154,192      $ 508,143

Loss from
operations                            $(1,045,628)     $(449,449)

Other expense (income)
Interest expense                       $       48      $       9
Interest income                            60,618         (8,091)
Rental Income                               7,266              0
Gain/Loss on Fixed Assets                       0              0
Income Tax                                      0            800
Deferred Tax Expense                            0        (88,840)
Other                                           0        (11,348)

Total other expense (income)           $  (67,836)     $(107,470)

Net loss before minority int              (977,792)      (341,979)
Minority interest                         (176,163)             0
Net Loss                                 $(801,629)     $(341,979)



Basic loss per share                     $    (.42)     $   (.18)

See accompanying notes to financial statements.


                          EXPERTELLIGENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                      For the three months
                                       Ended December 31,


                                      2000           1999
OPERATING ACTIVITIES                 $(945,570)    $(466,276)

INVESTING ACTIVITIES                 $(252,325)    $( 75,229)


FINANCING ACTIVITIES                         0       800,000

Net increase(decrease)in cash
and cash equivalents               $(1,197,895)    $ 258,495

Cash and cash equivalents as
of beginning of period             $ 3,663,538     $ 331,309
Cash and cash equivalents as
of period end                      $ 2,465,643     $ 589,804



ExperTelligence,Inc.
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2000, are not necessarily indicative of the results to be expected for the year ended September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10KSB for the year ended September 30, 2000.

The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. Loss Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares during the period. Diluted earnings (loss) per share has not been presented since the result of including common stock equivalents (primarily options and warrants) would be anti-dilutive.

3. Reclassification
Certain 1999 amounts have been reclassified in order to conform with 2000 classifications.

4. Income Taxes
At December 31, 2000, the Company has net operating loss carry forwards available to reduce future Federal income taxes of approximately $7.5 million. Such carry forwards expire at various dates through 2021.

                             ExperTelligence, Inc.
                   MANAGEMENT's DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements, made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section21E of the Securities Exchange Act of 1934, as amended, subject to risks and uncertainties that may cause the Company's actual results to differ materially. These statements relate to our plans, objectives, expectations and intentions. Risks and uncertainties include, but are not limited to, various important competitive and technological factors such as pricing pressures; as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-KSB for the year ended September 30, 2000. You should not rely on these forward- looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

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


3DStockCharts.com

3DStockCharts.com is a subsidiary of the Company, which is based on three-dimensional proprietary technology. It is a pioneering Web service, which provides an integrated continuous portrayal of stock market buy and sell orders (limit order books) from the country's largest ECNs,(Electronic Communications Network) in a colorful 3-dimensional graphic format. ECNs are regulated, all electronic, stock trading networks that facilitate continuous matching of customer buy and sell limit orders while providing those orders with direct electronic access to the national market system. 3DStockCharts.com has agreements with the ECN's Island, Archipelago , REDIBook , BRUT and Instinet Corporation representing 90% of all ECN transactions to display their limit order books.

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

3DStockCharts.com has 77,000 registered users who spent an average of
66.78 minutes at the site per visit. 3DStockCharts.com shows approximately twelve to fifteen million banner ads based on up to 50,000 visitors a month.
3DStockCharts.com, was named a 'Blue Chip Pick' All Star Site and a
Site of the Year 2000 by OnlineInvestor Magazine. The awards appear in the January edition of StockTrends' OnlineInvestor Sourcebook. The publication defined each Blue-Chip Pick sites as 'perfect ten', having received a rating of 10 for user value. 3DStockCharts.com was one of only two sites in the Market Research category to be so honored. Additionally, 3DStockCharts.com was named one of just sixteen new sites honored for delivering a product or service of value to the individual investor.
The Company owns 69% of 3DStockCharts.com.

ExperClick.com

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

The Internet advertising market is the fastest-growing segment of the Internet industry. According to Forrester Research, spending in the U.S. totaled $2.8 billion dollars in 1999, and is expected to increase to $22.6 billion in 2004. The Company has built the technical team and is currently building the sales and marketing team. Board members and strategic partners are being reviewed. There are three patents pending on the hub exchange technology. The Company has built a unique hosting infrastructure with a state of the art fiber connection. The Company recently entered into a contract with Intel to provide co-location services in Santa Clara, Ca.
ExperClick.com Inc., has successfully completed the implementation of its patent-pending advertising hub technology and is now in its beta test phase. The subsidiary is focusing on business development and strategic alliances with advertisers, publishers, and information providers. The revenue model of ExperClick.com is based on a percentage earned from each transaction.
ExperClick.com is a wholly owned subsidiary of ExperTelligence.

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

WebData.com consists of 5,000 high quality cataloged databases and receives approximately 2000 unique visitors a day accounting for approximately 700,000 monthly page views. The site has 251 affiliate relationships with sites that contain databases that also sell products or services. The site receives over 1,500 requests each week from other sites to include their databases on WebData.com.WebData is the first site to use the ExperClick advertising exchange to deliver its banner advertising.

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

Other.

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

The Company's Annual Meeting of Stockholders will be held this year on
Thursday, March 22, 2001 at 10:00 a.m. Pacific Time.   The meeting will
be held at The Harbor View Inn, Las Palmas Conference Room, 28 West Cabrillo Boulevard, Santa Barbara, California 93101. The record holding date is February 8, 2001.

The Company has thirteen full time and one part-time employees.
3DStockCharts.com has twelve full-time and two part-time employees. ExperClick has fifteen full-time employees and four part-time employees. Additional contract workers are hired as necessary to complete specific projects.


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2000 AND 1999

The Company's revenues consist of product sales, (including licensing of its software), consulting, hosting and advertising revenues.

Revenues for the quarter ended December 31,2000 were $108,564. This figure was up 85% from a comparable figure last year, of $58,694.
Advertising revenues for 3DStockCharts accounted for 10% of revenue.

Cost of Sales consists primarily of service personnel, software amortization and provision for inventory.

Cost of Sales was $46,050 (43% of revenue) for the quarter ending
December 31, 2000. This figure is up 136 % over last year's figure of $19,564. $32,872 (72% of cost of sales) is amortization of product development.

Sales and marketing expense consists of sales personnel, advertising, public relations and promotion.

Sales and marketing expenses were $132,300 (123% of revenue) for the quarter ended December 31,2000. This is a 154% increase over a comparable figure of $52,107 for the prior year. 3DStockCharts accounted for 60% of sales and marketing expense due to its sales staff, direct advertising and promotion of its product. ExperClick.com has hired two full time business development people.

General and Administrative expenses includes costs of administrative salaries, employee benefits, facilities, depreciation, communication, insurance, professional fees, shareholder expense and other related expenses associated with the day to day operation of the Company.

General and administrative expenses were $690,039 for the quarter ended December 31,2000. General and administrative expenses were up 80% from a comparable figure of $384,195 last year. 3DStockCharts accounted for 53% of general and administrative expenses with the largest expenditures in internet communication, travel and professional fees. 3DStockCharts has leased additional space to accommodate its growth. ExperClick.com accounted for 11% of general and administrative expenses. These expenses consisted of officer's salaries, benefits, training, travel and professional fees.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses were $272,932 (153% of revenue) for the quarter ended December 31,2000. This figure is up 422% from comparable figures of last year of $52,277. 3DStockCharts accounted for 54% of this increase. 3DStockCharts expenses all research and development salaries.

Interest expense for the quarter ending December 31, 2000 was $48 as compared to $9 for the prior year.

Interest and other income for the quarter ending December 31,2000 was $67,884. This figure was up 739% as compared to $8,091 last year due to investment in commercial paper and high interest bearing accounts.

Loss from operations for the quarter ended December 31,2000 was $1,045,628 compared to a loss of $449,449 for quarter ending December 31,1999. This increase in losses is due to the operations of 3DStockCharts.com (60% of the loss) and ExperClick (10% of the loss).



CONSOLIDATED LIQUIDITY

At December 31,2000 the Company reported working capital of $2,673,721 which is down 30% from $3,801,879 at September 30, 2000. This decrease is due to the operations 3DStockCharts.com. Net stockholders equity is $1,257,102 down 51% from $2,586,692 at September 31, 2000.

Net product development costs were $885,209 and $722,220 for the period ending December 31,2000 and September 30, 2000 respectively. This 22% increase reflects the ExperClick capitalized software. Management continues to believe in the commercial viability of all products for which research costs are capitalized. Management expects to continue to incur significant product developments costs to complete its products for sale. Such costs are expected to total $350,000 for the year ended September 30, 2001.

Accrued vacation was $56,318 at December 31,2000 compared to $89,850 at
September 30, 2000.   Three employees who accounted for more than 50% of
accrued vacation were paid out a portion of the amount due to them.


PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities

None.

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information


Item 6 - Exhibits and Reports on Form 8-K

(a) None

(b) Reports on Form 8-K

An 8-K was filed on February 15, 2001.
Change in Registrant's Certifying Accountant

Effective February 6, 2001 ExperTelligence, Inc. has retained the accounting firm of Farber & Hass, LLP, as its auditors for the 2001 fiscal year. Farber & Hass has been retained as our certified public accountants to assist us in dealing with the increasingly complex accounting issues that arise from the growth that we have experienced over the last year. Farber & Hass is a recognized accounting firm with significant experience and expertise in representing publicly traded companies and dealing with the SEC auditing and compliance issues. We are pleased that Farber & Hass will be representing the Company in the future.

McGowan Guntermann (McGowan) had been our independent certified public accountant from 1992 through September 30, 2000. We have not had any disagreements with McGowan on any matter of accounting principles or practices, financial statement disclosure of auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McGowan would have caused it to make reference to such disagreements in its report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

February 14, 2001 Denison Bollay, President and Chairman of the Board

(signature)

February 16, 2001 Robert Reali, Director

(signature)

February 16, 2001 Charles House, Director

(signature)

February 16, 2001 William Van Beurden, Director

(signature)

February 16, 2001, Dr. Souhail Toubia, Director

(signature)

 February 16, 2001, Steve Ketchum, Director

(signature)

February 16, 2001, Keith Rooker, Director

(signature)