Form 10QSB/A
period 2000-12-31
EXPERTELLIGENCE INC
filed 2001-02-22
CIK 723533

        U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB/A

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's class of stock, as of the latest practical date.

Class
Common stock, no par value
Outstanding at December 31, 2000      2,343,880

ExperTelligence, Inc.
REPORT ON FORM 10-QSB/A
TABLE OF CONTENTS

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


                                          at 12/31/00       at 09/30/00
ASSETS
Current assets:
  Cash and cash equivalents              $2,465,643        $ 3,676,974
  Accounts receivable, net                   85,173            123,248
Inventory                                    18,299             18,299
  Prepaid exp. and other current assets      88,753             65,322
    Deferred tax asset-current              146,000            146,000
     Total current assets                $2,803,868         $4,029,843

  Product development costs, net            885,209            722,220
  Property and equipment, net               683,489            673,335
  Deferred tax asset-non-current            720,000            720,000
  Other non-current assets                   17,438             17,661

Total assets                             $5,110,004         $6,163,059


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                         $ 73,829          $ 111,823
  Accrued vacation                           56,318             89,850
  Other accrued expenses                          0             26,291

  Total current liabilities                $130,147         $  227,964

Minority Interest in Subsidiary           3,194,795          3,348,403

Stockholders' equity:
Common stock, no par value.
  Authorized 20,000,000 shares;
  Issued and outstanding, 2,343,880
  shares at December 31,2000 and
  2,343,140 September 30, 2000            $8,734,877       $ 8,734,877
Retained earnings (Accumulated deficit)  $(6,949,815)      $(6,148,185)

Net stockholders' equity                  $1,785,062        $2,586,692

Total liabilities and stockholders equity $5,110,004        $6,163,059

See accompanying notes to financial statements



                            ExperTelligence, Inc
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                            For the three months
                                              ended December 31,


                                           2000           1999
Revenues                               $  108,564      $  58,694


Operating costs and expenses

Cost of Sales                         $    46,050      $  19,564
Sales & Marketing                         132,300         52,107
General & Administration                  702,910        384,195
Research & Development                    272,932         52,277

Total operating costs
& expenses                             $1,154,192      $ 508,143

Loss from
operations                            $(1,045,628)     $(449,449)

Other expense (income)
Interest expense                       $       48      $       9
Interest income                            60,618         (8,091)
Rental Income                               7,266              0
Gain/Loss on Fixed Assets                       0              0
Income Tax                                      0            800
Deferred Tax Expense                            0        (88,840)
Other                                           0        (11,348)

Total other expense (income)           $  (67,836)     $(107,470)

Net loss before minority int              (977,792)      (341,979)
Minority interest                         (176,163)             0
Net Loss                                 $(801,629)     $(341,979)



Basic loss per share                     $    (.34)     $   (.18)

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

General and administrative expenses were $702,910 for the quarter ended December 31,2000. General and administrative expenses were up 83% from a comparable figure of $384,195 last year. 3DStockCharts accounted for 53% of general and administrative expenses with the largest expenditures in internet communication, travel and professional fees. 3DStockCharts has leased additional space to accommodate its growth. ExperClick.com accounted for 11% of general and administrative expenses. These expenses consisted of officer's salaries, benefits, training, travel and professional fees.

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



CONSOLIDATED LIQUIDITY

At December 31,2000 the Company reported working capital of $2,673,721 which is down 30% from $3,801,879 at September 30, 2000. This decrease is due to the operations of 3DStockCharts.com. Net stockholders equity is $1,785,062 down 31% from $2,586,692 at September 31, 2000.

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

ExperTelligence, Inc.

(registrant)

February 21, 2001 Denison Bollay, President and Chairman of the Board

(signature)

February 21, 2001 Robert Reali, Director

(signature)

February 21, 2001 Charles House, Director

(signature)

February 21, 2001 William Van Beurden, Director

(signature)

February 21, 2001, Dr. Souhail Toubia, Director

(signature)

February 21, 2001, Steve Ketchum, Director

(signature)

February 21, 2001, Keith Rooker, Director

(signature)