Form 10QSB/A
period 1999-12-31
EXPERTELLIGENCE INC
filed 2001-05-23
CIK 723533

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

                                                        Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet at December 31, 1999
  and September 30, 1999                                    3

  Consolidated Statement of Operations for the 3 months
  ended December 31, 1999 (as restated) and 1998            4

  Consolidated Statement of Cash Flows for the 3 months
  ended December 31, 1999 (as restated) and 1998            5

  Notes to Consolidated Financial Statements                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation              7

PART II - OTHER INFORMATION

  Other Information                                         8

                             ExperTelligence, Inc.
                         Consolidated Balance Sheets



                                          at 12/31/99       at 09/30/99
                                         (As Restated)
ASSETS
Current assets:
  Cash and cash equivalents                $712,427         $  331,309
  Accounts receivable, net                   30,810             39,074
Inventory                                    46,049             46,536
  Prepaid exp. and other current assets      35,190             35,537
  Prepaid Royalties                          32,785             32,785
  Deferred tax asset-current                202,840            114,000
     Total current assets                $1,060,100         $  599,241

  Product development costs, net            635,589            575,571
  Property and equipment, net               459,727            387,914
  Deferred tax asset-non-current            687,000            687,000
  Other non-current assets                   51,001              5,295

Total assets                             $2,893,417         $2,255,021


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                         $ 76,674          $   66,853
  Accrued vacation                           73,159              79,915
  Other accrued expenses                     22,582                   0

  Total current liabilities                $172,415          $  146,768

Minority Interest                           162,310                   0

 Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares;
  Issued and outstanding, 0 shares         $      0          $  318,487
  as of December 31, 1999 and 159,244
  as of  September 30, 1999
Common stock, no par value.
  Authorized 20,000,000 shares; Issued and
  Outstanding 1,894,395 shares as of
  December 31,1999 and 1,734,451 as of
  September 30, 1999                      $6,390,497        $ 5,338,890
Retained earnings (Accumulated deficit)  $(3,831,805)       $(3,549,124)

Net stockholders' equity                  $2,558,692         $2,108,253

Total liabilities and stockholders equity $2,893,417         $2,255,021

See accompanying notes to financial statements
Subsequent to December 31, 1999, the Company sold $1,000,000 of unregistered common stock.



                            ExperTelligence, Inc
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                            For the three months
	                                     ended December 31,
	                                         (unaudited)

	                                     1999           1998
                                         (As Restated)
Revenues                                 $  58,694       $ 52,512


Operating costs and expenses

Cost of Sales                            $  19,564       $ 38,132
Sales & Marketing                           58,774         31,744
General & Administration                   364,768         82,841
Research & Development                      48,629         23,371

Total operating costs
& expenses                               $ 491,734       $176,088

Profit/(loss) from
operations                               $(433,041)     $(123,576)

Other expense (income)
Interest expense                         $       9      $       0
Interest income                             (9,411)          (464)
Gain/Loss on Fixed Assets                        0              0
Income Tax                                     800            800
Deferred Tax Expense                      ( 88,840)       (52,507)
Other                                     ( 11,348)             0

Total other expense (income)             $(162,960)     $ (52,171)

Minority Interest                         ( 41,570)             0

Net income (loss)                        $(282,681)     $ (71,405)





Net income (loss) per share              $    (.15)     $    (.04)

See accompanying notes to financial statements.


                          EXPERTELLIGENCE, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH

                                      For the three months
                                       Ended December 31,
                                          (unaudited)

                                      1999           1998
                                  (As Restated)
Cash flows from operating
activities:
Net income (loss) for the
period ending December 31,           $(282,681)   $(71,405)
Adjustments to reconcile
net income (loss) to net cash
used by operating activities:
Minority Interest                      (41,570)          0
Depreciation and amortization           42,707   $  18,743
Decrease (increase) in accounts
receivable                               8,264       30,291
Decrease (increase) in
inventory                                  487        4,280
Decrease (increase) in prepaid
expenses                                (7,437)     (34,508)
Decrease (increase) in other
current assets                               0            0
Increase (decrease) in accounts
payable & accrued expenses              25,647      (42,771)
Increase (decrease) in
deferred revenue                             0            0
(Increase)Decrease In
Deferred Tax Assets                    (88,840)    ( 52,507)

Total adjustments                    $ (60,742)   $( 76,472)
Net cash provided (used) by
operating activities                 $(343,423)   $(147,877)

Cash flows from investing activities:
(Increase) decrease in product
development costs                    $ (60,018)    $( 65,959)
Purchase of property and
 equipment                            (112,871)     (  1,265)
(Increase)Decrease in
 Other Assets                          (39,570)            0

Net cash provided (used)
investing activities                 $(212,459)   $ ( 67,224)

Cash flows from financing activities:
Repayments of notes to related
parties                              $       0    $        0
Repayments of other
long-term debt                               0             0
Proceeds from issuance of
common stock                           937,000       125,000

Net cash provided (used) by
financing activities                $  937,000     $ 125,000

Net increase(decrease) in cash       $ 381,118     $ (90,101)

Cash and cash equivalents as
of beginning of period               $ 331,309     $ 130,149
Cash and cash equivalents as
of period end                        $ 712,427     $  40,048



ExperTelligence,Inc.
NOTES TO FINANCIAL STATEMENTS


1. RESTATEMENT - The consolidated financial statements have been restated in order to properly reflect the minority shareholders' interest in the net assets of the subsidiary, 3DStockCharts. The effect of the restatement was to increase assets $159,000, decrease minority interest $638,000 and decrease the net loss $59,000
($.03 per share). In the opinion of management, the accompanying financial statementscontain all adjustments necessary to present fairly, ExperTelligence,Inc., financial position as of December 31, 1999 and results of operations and changes in financial position for the three months ended December 31, 1999.

The accounting policies followed by the Company are set forth in Note 1 of the ExperTelligence, Inc. Annual Report to Stockholders September 30, 1999 and are incorporated by reference.

2. Fixed assets are comprised of the following :

                                       12/31/99    09/30/99

        Furniture & Fixtures           $ 48,754    $ 36,630
        Purchased Software              388,013     386,343
        Equipment                       544,327     445,250
          Total                         981,094     868,223

        Less :Accumulated depreciation  521,366     480,309

                                       $459,727    $387,914


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

Sales and marketing expenses were $58,774 (100% of revenue) for the three month period ended December 31, 1999. This figure is up 65% over a comparable figure last year of $31,744. 3DStockCharts.com has retained the services of S&S Public Relations of Chicago, a full service media relations firm that specializes in creating public relations programs designed to increase sales and sell-through for the technology sector.

General and Administrative expenses includes costs of administrative salaries, employee benefits, facilities, depreciation, communication, insurance, professional fees, shareholder expense and other related expenses associated with the day to day operation of the Company.

General and administrative expenses were $364,768 (521% of revenue) for the three month period ended December 31, 1999. General and administrative expenses were up 329% from a comparable figure of last year, of $84,841. This increase is directly attributable to the start up of 3DStockcharts .com and the Company's decision to retain separate facilities. This included increased staffing and independent communication services. 3DStockCharts has developed close working relationships with hosting services that are critical to the Company's operations. Stealth Communications in New York City provides hosting services for several servers that comprise one of two geographic server clusters in 3DStockChart's system. The second cluster of servers is hosted on the west coast at the Westnet ISP facility in Santa Barbara. Both Stealth and Westnet also provide the bandwidth needed to serve up the company's charts from these servers.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses were $48,629 (83% of revenue) for the three month period ended December 31, 1999. This figure is up 108% from a comparable figure last year of $23,371. This is due to the hiring of a Chief Technology Advisor and Senior Systems Administrator/Programmer for 3DStockCharts.com.

Loss from operations for the three months ended December 31, 1999, were $(433,041). This figure is up 250% from a loss of $(123,576)
for the same period last year. This increase represents management's decision to diversify its revenue streams by completing and bringing to market, 3DStockCharts.com and WebData.com. The Company feels that in redirecting its team and leading Internet technologies to it's incubated web properties that the Company is much better poised to ride the Internet growth wave.

CONSOLIDATED LIQUIDITY

At December 31, 1999 the Company reported working capital of $887,685 which is up 96% from $452,473 at September 30, 1999. This increase is due to the raising of $1,000,000 for 3DStockcharts.com. Net stockholder's equity of $2,558,692 was up 21% from $2,108,253 on September 30, 1999. Subsequent to December 31, 1999, on January 12, 2000, the Company sold $1,000,000 of unregistered common stock.

Accounts receivable of $30,810 was down at December 31, 1999 from the September 30, 1999, figure of $39,074. It is believed that all receivables will be collected.

Net product development costs were $635,589 and $575,571 for the period ending December 31, 1999 and September 30, 1999, respectively. This 10% increase reflects capitalized software of 3DStockCharts.com. Management continues to believe in the commercial viability of all products for which research costs are capitalized.

Accounts payable was $76,674 at December 31, 1999 compared to $66,853 at September 30, 1999.

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