Form 10QSB/A
period 2000-03-31
EXPERTELLIGENCE INC
filed 2001-05-23
CIK 723533

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

                                                          Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet at March 31, 2000 (as restated)
  and September 30, 1999                                      3

  Consolidated Statement of Operations for the 3 and 6 months
  ended March 31, 2000 (as restated) and 1999                 4

  Consolidated Statement of Cash Flows forthe 6 months
  ended March 31, 2000 (as restated) and 1999                 5

  Notes to Consolidated Financial Statements                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation                7

PART II - OTHER INFORMATION

  Other Information                                          8

                             ExperTelligence, Inc.
                         Consolidated Balance Sheets



                                          at 3/31/00       at 09/30/99
                                         (as restated)
ASSETS
Current assets:
  Cash and cash equivalents              $3,091,129         $  331,309
  Accounts receivable, net                   56,179             39,074
  Inventory                                  45,839             46,536
  Prepaid exp. and other current assets      56,259             35,537
  Prepaid Royalties                          32,785             32,785
  Deferred tax asset-current                220,808            114,000
     Total current assets                $3,502,999         $  599,241

  Product development costs, net            565,604            575,571
  Property and equipment, net               493,542            387,914
  Deferred tax asset-non-current            687,000            687,000
  Other non-current assets                  150,457              5,295

Total assets                             $5,399,603        $2,255,021


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses    $ 76,507          $   66,853
  Accrued vacation                           75,408              79,915

  Total current liabilities                $151,915          $  146,768

Minority Interest                          $ 76,808                   0

 Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares;
  Issued and outstanding, 0 shares        $        0         $  318,487
  as of March 31, 2000 and 159,244
  as of  September 30, 1999
Common stock, no par value.
  Authorized 20,000,000 shares; Issued and
  Outstanding 2,343,140 shares as of
  December 31,1999 and 1,734,451 as of
  September 30, 1999                      $9,467,997        $ 5,338,890
Retained earnings (Accumulated deficit)  $(4,297,117)       $(3,549,124

Net stockholders' equity                  $5,170,880        $ 2,108,253

Total liabilities and stockholders equity $5,399,603        $ 2,255,021

See accompanying notes to financial statements



                            ExperTelligence, Inc
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                         For the three months   For the six months
                           ended March 31,        ended March 31,
                            (unaudited)             (unaudited)

	                   2000         1999      2000         1999
                     (as restated)          (as restated)
Revenue                $  110,311  $  40,019   $169,005   $  92,531


Operating costs and
expenses

Cost of Sales          $   32,065  $  27,710   $ 51,629    $ 66,101
Sales & Marketing          62,343     51,238    121,117     78,698
General & Administration  506,156    142,229    870,923    229,066
Research & Development    106,042     28,387    154,671     51,758

Total operating costs
& expenses             $  706,606  $ 249,564 $1,198,340  $ 425,623

Profit/(loss) from
operations             $ (596,295) $(209,545)$(1,029,335)$(333,092)

Other expense (income)
Interest expense       $        0  $       0           0 $       0
Interest income           (10,169)  (  4,356)    (19,580)  ( 4,820)
Gain/Loss on Fixed Assets       0          0           0         0
Income Tax                      0          0         800       800
Deferred Tax Expense      (17,968)   (64,815)   (106,808) (117,322)
Other                     (17,344)         0     (28,682)        0

Total other expense
  (income)             $  (45,481) $ (69,171)  $(154,270)$(293,942)

Minority Interest
  Net Loss                (85,502)         0    (127,072)        0

Net income (loss)      $ (465,312) $(140,374) $ (747,994)$(211,750)



Net income (loss)
   per share           $    (.20)  $    (.07) $      (.34) $  (.11)

See accompanying notes to financial statements.


                          EXPERTELLIGENCE, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH


                                                  For the six months
                                                    ended March 31,
                                                     (unaudited)
                                                   2000         1999
                                              (as restated)
Cash flows from operating
activities:
Net income (loss) for the period ending
 March 31,                                    $ (747,994)   $(211,750)
Adjustments to reconcile net income
 (loss) to net cash used by operating
 activities:
Minority Interest Net Loss                      (127,072)           0
Depreciation and amortization                 $  105,096    $  37,699
Decrease (increase) in accounts receivable       (26,293)      24,189
Decrease (increase) in inventory                     697        4,485
Decrease (increase) in prepaid expenses             (666)     (12,295)
Decrease (increase) in other current assets      (18,185)      (3,300)
Increase (decrease) in accounts payable &
 accrued expenses                                  7,393      (50,877)
Increase (decrease) in deferred taxes           (106,808)    (117,322)

Total adjustments                              $(165,838)    (117,421)
Net cash provided (used) by operating
 activities                                    $(913,832)   $(329,171)

Cash flows from investing activities:
(Increase) decrease in productdevelopment
  costs                                        $  (3,413)  $ (134,618)
Purchase of property and equipment             $(192,643)     (21,723)
(Increase)Decrease in other assets              (144,793)    (375,000)

Net cash provided (used) investing activities  $(340,849)  $ (531,341)

Cash flows from financing activities:
Proceeds from issuance of common stock        $4,014,500   $1,687,000

Net cash provided (used) by financing
  activities                                  $4,014,500   $1,687,000

Net increase(decrease)in cash                 $2,759,819   $  826,488

Cash and cash equivalents as of beginning
  of period                                   $  331,309   $  130,149
Cash and cash equivalents as of period end    $3,091,129   $  956,637



ExperTelligence,Inc.
NOTES TO FINANCIAL STATEMENTS


1. RESTATEMENT - The consolidated financial statements have been restated in order to properly reflect the minority shareholders' interest in the net assets of the subsidiary, 3DStockCharts. The effect of the restatement was to decrease minority interest $784,000, increase net stockholders' equity $783,000 and decrease the net loss for the 3 months ended March 31, 2000 $42,000 ($0.02 per share). In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly, ExperTelligence,Inc.'s, financial position as of March 31, 2000 and results of operations and changes in financial position for the three and six months ended March 31, 2000.

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

ExperTelligence created 3DStockCharts.com, the first 3D display of real-time stock quotes and trading volume on the Web; WebData.com, a resource for facts and figures on the Web; and ExperClick.com, the first efficient, electronic auction and placement system where advertisers can match ads to targeted consumers and websites.

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

WebData.com averages 2,600 unique visitors a day, which generates approximately 400,000 page views per month while showing approximately 250,000 ads per month.

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

General and administrative expenses were $506,156 (358% of revenue) and $870,923(415% of revenue) for the three and six month periods ended March 31, 2000. General and administrative expenses were up 286% and 280%, respectively, from comparable figures last year of $142,229 and $229,066. This increase is largely attributable to the start up and increased cost of operations and staffing, of 3DStockCharts.com. 3DStockCharts.com has developed close working relationships with hosting services that are critical to the Company's operations.
Stealth Communications in New York City provides hosting services for several servers that comprise one of two geographic server clusters in 3DStockChart's system. The second cluster of servers is hosted on the west coast at the Westnet
ISP facility in Santa Barbara. Both Stealth and Westnet also provide the bandwidth needed to serve up the company's charts from these servers. Included in G & A is $86,000 of non-reimbursed contract services provided 3DStockCharts.com from the Company.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses were $102,042 (93% of revenue) and $154,671 (92% of revenue) for the three and six month period ended
March 31, 2000. This figure is up 361% and 299% respectively from comparable figures last year of $28,387 and $51,758. This is due primarily to the hiring of a Chief Technology Advisor, Senior Systems Administrator/Programmer and additional research personnel for 3DStockCharts.com.

Loss from operations for the three and six month periods ended March 31, 2000, were $(596,295) and $(1,029,335) respectively. This figure is up from losses of $(209,545) and $(333,092) respectively for the same periods last year. The Company feels that in redirecting its resources and leading Internet technologies to it's incubated web properties that the Company is much better poised to take advantage of business opportunities available on the Internet.

CONSOLIDATED LIQUIDITY
At March 31, 2000 the Company reported working capital of $3,351,084, which is up 6,405% from $452,473 at September 30, 1999. This increase is due to the sale of a minority position in 3DStockcharts.com for $1,000,000 and the private placement of $3,000,000 of the Company's unregistered common stock.  Net stockholder's equity of $5,170,880 was up 145% from
$2,108,253
on September 30, 1999.

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

Accounts payable was $76,507 at March 31, 2000 compared to $66,853 at September 30, 1999. This 20% increase is directly attributable to the increase of 3DStockCharts.com's operations.

Accrued vacation was $75,408 at March 31, 2000 compared to $79,915 at September 30, 1999.



PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities



Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

Subsequent events:
3DStockCharts.com raised a three (3) million dollar round of financing.
share.

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

ExperTelligence, Inc.

(registrant)

May, 2000, Denison Bollay, President and Chairman of the Board

(signature)

May , 2000 Robert Reali, Secretary

(signature)

May, 2000, Charles House, Director

(signature)

May, 2000, William Van Beurden, Director

(signature)

May, 2000, Dr. Souhail Toubia, Director

(signature)

May 2000, Steve Ketchum, Director

(signature)