Form 10QSB/A
period 2000-03-31
EXPERTELLIGENCE INC
filed 2001-05-23
CIK 723533

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

                                                        Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet at June 30, 2000
  (as restated) and September 30, 1999                      3

  Consolidated Statement of Operations for the
  3 and 9 months ended June 30, 2000 (as restated)
  and 1999                                                  4

  Consolidated Statement of Cash Flows for the
  9 months ended June 30, 2000 (as restated)
  and 1999                                                  5

  Notes to Consolidated Financial Statements                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation              7

PART II - OTHER INFORMATION

  Other Information                                         8

                             ExperTelligence, Inc.
                         Consolidated Balance Sheets



                                          at 6/30/00       at 09/30/99
                                         (as restated)
ASSETS
Current assets:
  Cash and cash equivalents              $5,043,722         $  331,309
  Accounts receivable, net                   60,528             39,074
  Inventory                                  45,712             46,536
  Prepaid exp. and other current assets      66,936             35,537
  Prepaid Royalties                          32,785             32,785
  Deferred tax asset-current                321,678            114,000
     Total current assets                $5,571,361         $  599,241

  Product development costs, net            778,795            575,571
  Property and equipment, net               562,105            387,914
  Deferred tax asset-non-current            687,000            687,000
  Other non-current assets                  159,766              5,295

Total assets                             $7,759,027         $2,255,021


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses    $187,433          $   66,853
  Accrued vacation                           80,835              79,915

  Total current liabilities                $268,268          $  146,768

Minority Interest                         $ 891,674                  0

 Stockholders' equity:
Preferred stock, no par value.
  Authorized 1,000,000 shares;
  Issued and outstanding, 0 shares        $        0         $  318,487
  as of June 30, 2000 and 159,244
  as of  September 30, 1999
Common stock, no par value.
  Authorized 20,000,000 shares; Issued and
  Outstanding 2,343,140 shares as of
  June 30, 2000 and 1,734,451 as of
  September 30, 1999                     $11,368,379        $ 5,338,890
Retained earnings (Accumulated deficit)  $(4,769,294)       $(3,549,124

Net stockholders' equity                  $6,599,085        $ 2,108,253

Total liabilities and stockholders equity $7,759,027        $ 2,255,021

See accompanying notes to financial statements



                            ExperTelligence, Inc
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                          For the three months    For the nine months
                            ended June 30,         ended June 30,
                            (unaudited)              (unaudited)

	                    2000         1999         2000        1999
                       (as restated)             (as restated)
Revenues		      $  101,306  $  56,031   $   270,310  $  148,561


Operating costs and
expenses

Cost of Sales            $   17,804  $  38,510  $    69,433  $  104,611
Sales & Marketing           139,273     49,672      260,390     128,370
General & Administration    598,894    205,954    1,469,818     433,863
Research & Development      193,985     20,515      348,656      72,274

Total operating costs
& expenses               $  949,956  $ 314,651  $ 2,148,297  $  739,118

Profit/(loss) from
operations               $ (848,651) $(258,620) $(1,877,987) $ (590,557)

Other expense (income)
Interest expense         $      43   $       0  $        43  $        0
Interest income            (50,372)   (  6,841)     (69,952)    (11,661)
Gain/Loss on Fixed Assets        0           0            0           0
Income Tax                       0           0          800         800
Deferred Tax Expense      (100,870)   (138,856)    (207,678)   (256,178)
Other                      (23,833)          0      (52,515)          0

Total other expense
(income)                $ (175,032)  $(145,697)  $  (329,302)$ (267,039)

Minority Interest
  Net Loss              $ (201,442)  $       0   $  (328,514)$        0

Net income (loss)       $ (472,177)  $(112,923)  $(1,220,170)$ (323,518)


Net income (loss)
 per share              $     (.20)  $    (.06)  $      (.52) $    (.17)

See accompanying notes to financial statements.


                          EXPERTELLIGENCE, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH


                                                For the nine months
                                                   ended June 30,
                                                  (unaudited)
                                                 2000          1999
                                              (as restated)
Cash flows from operating
activities:
Net income (loss) for the period ending
June 30,                                     $(1,220,170)     $(323,518)
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Minority Interest Net Loss                   $  (328,514)             0
Depreciation and amortization                $   163,016      $  57,856
Decrease (increase) in accounts receivable       (21,454)        59,044
Decrease (increase) in inventory                     824          4,805
Decrease (increase) in prepaid Expenses &
 other current assets                            (35,689)       (24,010)
Increase (decrease) in accounts payable &
 accrued expenses                                125,792        (45,004)
Deferred taxes                                  (207,678)      (256,178)

Total adjustments                              $(303,703)     $(203,487)

Net cash provided (used) by operating
 activities                                  $(1,523,873)     $(527,005)

Cash flows from investing activities:
(Increase) decrease in product development
  costs                                        $(120,824)    $ (219,474)
Purchase of property and equipment             $(337,207)    $  (32,232)
(Increase)Decrease in other assets              (236,873)      (400,000)

Net cash provided (used)investing activities   $(694,904)    $ (651,706)

Cash flows from financing activities:
Proceeds from issuance of common stock        $6,931,190     $1,687,000

Net cash provided (used) by financing
  activities                                  $6,931,190     $1,687,000

Net increase(decrease) in cash                $4,712,413     $  508,289

Cash and cash equivalents as of beginning
 of period                                    $  331,309     $  130,149
Cash and cash equivalents as of period end    $5,043,722     $  638,438



ExperTelligence,Inc.
NOTES TO FINANCIAL STATEMENTS


1. RESTATEMENT - The consolidated financial statements have been restated in order to properly reflect the minority shareholders' interest in the net assets of the subsidiary, 3DStockCharts. The effect of the restatement was to increase assets $99,000, decrease minority interest $2,651,000, increase net stockholders' equity $2,754,000 and decrease net loss $77,000 ($.09 per share).
In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly, ExperTelligence, Inc.'s, financial position as of June 30, 2000 and results of operations and changes in financial position for the three and nine month periods ended June 30, 2000.

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

3DStockCharts.com
On October 21, 1999, the Company announced the incorporation of 3DStockCharts.com as an 80%-owned subsidiary based on three dimensional proprietary technology created by the Company. On May 11, 2000, the Company sold an additional 11% of 3DStockCharts.com in private placements. The Company now owns 69% of 3DStockCharts.com John McNamara is the President and CEO.

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

Revenues for the three and nine month periods ended June 30, 2000 were $101,300 and $270,310, respectively. These figures were up 81% and 82%, respectively, from comparable figures last year of $56,000 and $148,600. This increase is a result of increased software sales of WebBase and Experforms, consulting work performed for clients and advertising revenues from 3DStockCharts.com.

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

General and administrative expenses were $598,894 and $1,469,818 for the three and nine month periods ended June 30, 2000. General and administrative expenses were up 191% and 238%, respectively, from comparable figures last year of $205,954 and $433,863. This increase is largely attributable to staffing and the start up of operations of 3DStockCharts.com and ExperClick.com. ExperClick.com began operations April 1, 2000. Startup costs include personnel, equipment, travel and legal and accounting fees.

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

Loss from operations for the three and nine month periods ended June 30, 2000, were $(848,651) and $(1,877,987) respectively. These figures are up from losses of $(258,620) and $(590,557) respectively for the same periods last year because of the relocation of 3DStockCharts to its own facilities and the costs associated with the first year of growth and ExperClick.com.

CONSOLIDATED LIQUIDITY
At June 30, 2000 the Company reported working capital of $5,303,093, which is up from $452,473 at September 30, 1999. This increase is due to the sale of a minority position in 3DStockcharts.com for $3,916,690 and the private placement of $3,000,000 of the Company's unregistered common stock.

Net stockholder's equity of $6,599,085 was up from $2,108,253 on September 30, 1999 is due primarily to the raising of additional capital.

Accounts receivable of $60,528 was up at June 30, 2000 from the September 30, 1999 figure of $39,074. This increase is due to consulting work performed by the Company and advertising revenues related to 3DStockCharts.com. It is believed that all receivables will be collected.

Net product development costs were $778,795 and $575,571 for the period ending June 30, 2000 and September 30, 1999 respectively. This increase reflects development work on 3DStockCharts.com and ExperClick.com.

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