Form 10KSB/A
period 2000-09-30
EXPERTELLIGENCE INC
filed 2001-05-23
CIK 723533

U. S. Securities & Exchange Commission
                   Washington, D.C. 20549

                       FORM 10-KSB/A

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

ExperTelligence, Inc.
Annual Report on Form 10-KSB/A
For the Fiscal Year Ended September 30, 2000

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

13.   Exhibits and Reports on Form 8-K                XI

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements, made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section21E of the Securities Exchange Act of 1934, as amended, subject to risks and uncertainties that may cause the Company's actual results to differ materially. These statements relate to our plans, objectives, expectations and intentions. Risks and uncertainties include, but are not limited to, various important competitive and technological factors such as pricing pressures; as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K for the year ended September 30, 2000. You should not rely on these forward looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

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

The net loss for the year ended September 30, 2000 was $2,599,061 compared to a loss of $1,126,567 for year ending September 30, 1999. This increase in losses is due to the operations of 3DStockCharts.com (65% of the loss) and ExperClick (8% of the loss).

LIQUIDITY

At September 30, 2000 the Company reported working capital of $3,801,879 which is up 845% from $452,473 at September 30, 1999. This increase is due to the raising of private placements funds for both the Company and 3DStockCharts.com. Net stockholder's equity of $5,251,404 was up 149% from $2,108,253 on September 30, 1999.

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

As discussed in Note 18, the financial statements have been restated. Minority interest has been reduced and shareholders' equity has increased by $2,664,712 as of September 30, 2000.

McGowan Guntermann
Santa Barbara, California
November 16, 2000,
except as to
Note 18 for
which the date
is May 15, 2001

                                   CONSOLIDATED BALANCE SHEETS
                                   September 30, 2000 and 1999

ASSETS


                                             2000         1999
                                         (as restated)
CURRENT ASSETS
Cash
Non-interest bearing                      $    48,499   $   5,288
Interest                                    3,628,475     326,021
Total Cash                                  3,676,974     331,309

Accounts receivable -
 net of allowance of -0-
for 2000 and 1999                             123,248       39,074
Inventory (N                                   18,299       46,536
Prepaid exp                                    65,322       35,537
Prepaid royalties                                 -         32,785
Deferred tax assets (Note 1L and 8)           146,000      114,000
  Total Current Assets                      4,029,843      599,241
PROPERTY AND EQUIPMENT - net
(Note 1K and 2)                               673,335      387,914
OTHER ASSETS
Product development costs, net (Note 1F)      722,220      575,571
  Deferred tax assets (Note                   720,000      687,000
  Patent costs, net of amortization (Note 1E)  17,661          -
  Investments                                    -           5,295
  Total Other Assets                        1,459,881    1,267,866
  TOTAL ASSETS                             $6,163,059    2,255,021



LIABILITIES AND SHAREHOLDERS' EQUITY

                                               2000           1999
CURRENT LIABILITIES
  Accounts payable                        $   111,823        66,853
  Accrued liabilities                          26,291         -
  Accrued vacation                             89,850        79,915
    Current Liabilities                       227,964       146,768

MINORITY INTEREST                             683,691           -

SHAREHOLDERS' EQUITY (Notes 3, 4, 5, 6,7
  and Note 18)
 Preferred stock - no par value, authorized
 1,000,000 shares; Issued and outstanding
 -0- shares for 2000 and 159,244 shares for
 1999 (liquidation preference is $3 per share,
 see Note 3)                                      -          318,487
 Common stock, no par value, authorized
 20,000,000 shares; issued and outstanding
 2,343,140 for 2000 and 1,734,451 shares for
 1999                                         8,734,877    5,338,890
Contributed Capital                           2,664,712        -
    Accumulated deficit                      (6,148,185)  (3,549,124)
  Total Shareholders' Equity                  5,251,404    2,108,253
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                         $6,163,059   $2,255,021


                      CONSOLIDATED STATEMENTS OF INCOME
                  For the Years Ended  September 30, 2000 and 1999

                                          2000              1999
                                      (as restated)
INCOME (Note 9)                         $419,913         $228,652

OPERATING COSTS AND EXPENSES
 Cost of sales                           284,303          670,218
 Selling and marketing                   448,594          184,150
 General and administration            2,583,844          633,997
 Research and development                480,084          206,900
 Total Operating Costs and Expenses    3,796,825        1,695,265
LOSS FROM OPERATIONS                  (3,376,912)      (1,466,613)

OTHER (INCOME) EXPENSES
Interest income                         (149,743)         (17,846)
Rental income                            (13,392)             -
Total Other (Income) Expenses           (163,135)         (17,846)
LOSS BEFORE INCOME TAXES AND
   MINORITY INTEREST                  (3,213,777)      (1,448,767)
INCOME TAXES (Note 8)                    (64,200)        (322,200)
MINORITY INTEREST                       (550,516)            -
  NET LOSS                           $(2,599,061)     $(1,126,567)
EARNINGS PER COMMON
     SHARE (Note 1I)
NET LOSS                            $    (1.1812)     $   (0.6804)

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                   2,200,321          1,655,857



                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     For the Years Ended  September 30, 2000 and 1999 Net

            Preferred Stock   Common   Stock ContributedAccumulatedShareholders'
              Shares  Amount  Shares   Amount   Capital  Deficit     Equity
                                                (Note 18)
Balance, September
30,  1998   $159,244$318,487$1,471,921$3,651,890$   - $(2,422,557)$1,547,820
Stock issued
in
private
placement      -       -       202,000 1,187,000    -       -      1,187,000
Stock issued
for
services and
equipment      -        -       44,667   455,000    -       -        455,000
Stock issued - stock
options and warrants
exercise       -        -       15,863    45,000    -       -        45,000
Net loss       -        -          -       -        - (1,126,567)(1,126,567)
Balance, September
30,  1999    159,244 318,487 1,734,451 5,338,890    -    3,549,124)2,108,253
Stock issued in
private
placement      -       -       416,667 3,000,000    -        -     3,000,000
Formation of
 subsidiary
 (Note 18)     -       -          -         -    2,664,712   -            -
Stock issued - stock
options and warrants
exercised      -       -        32,778    77,500     -       -        77,500
Preferred stock converted
 to common
stock       (159,244)(318,487) 159,244   318,487     -       -           -
Net loss       -         -        -        -         - (2,599,061)(2,599,061)
Balance,  September
30, 2000
(as
restated)  $   -   $ - $2,343,140$8,734,877 $2,664,712$(6,148,185)$5,251,404




                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Years Ended  September 30, 2000 and 1999

                                               2000         1999
CASH FLOWS FROM OPERATING                (as restated)
    ACTIVITIES
Collections from customers                  $335,739      $291,987
Interest collected                           149,743        17,846
Rent collected                                13,392          -
Taxes paid                                    (1,600)         (800)
Cash paid to suppliers and employees      (3,345,106      (923,037)
NET CASH USED BY OPERATING
   ACTIVITIES                             (2,847,832)     (614,004)
CASH FLOWS FROM INVESTING
    ACTIVITIES
Increase in product development costs      (274,954)      (353,629)
Purchase of property and equipment         (509            (57,912)
Purchase of investment                        -             (5,295)
Sale of equipment                             1,562            -
NET CASH USED BY INVESTING
    ACTIVITIES                            (782,922)       (416,836)
CASH FLOWS FROM FINANCING
   ACTIVITIES
Common stock issuance                    3,077,500       1,232,000
Proceeds from Minority interest in sub.  3,898,919           -
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                 6,976,419       1,232,000
INCREASE IN CASH                         3,345,665         201,160
CASH AND EQUIVALENTS -
    BEGINNING OF YEAR                      331,309         130,149
CASH AND EQUIVALENTS -
   END OF YEAR                          $3,676,974        $331,309
RECONCILIATION OF NET LOSS TO
   NET CASH USED BY OPERATING
   ACTIVITIES:
Net loss                              $ (2,599,061)    $(1,126,567)
Adjustments to reconcile net loss to net
cash provided (used)  by operating
activities:
Loss on sale of investment                  5,295           -
Depreciation and amortization             351,046         676,932
Deferred tax expense (benefit)            (65,000)       (323,000)
Bad debt                                     -             51,585
Non cash expenditures (Note 11)              -             80,000
Minority interest                        (550,516)            -
Changes in:
Accounts receivable                       (84,174)         63,335
Inventory                                  28,237          20,187
Prepaid expenses                            3,001         (51,752)
Patent costs                              (17,856)            -
Accounts payable and accrued expenses      71,261         (20,645)
Accrued vacation                            9,935          15,921
NET CASH USED BY OPERATING
   ACTIVITIES                          (2,847,832)       (614,004)




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

Note 1  -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 1  -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 14 - SPIN-OFF - 3DSTOCKCHARTS
On October 19, 1999, 3DStockCharts was incorporated and the Company received 8 million shares of common stock and an 80% ownership of 3DStockCharts in exchange for transferring $82,400 of capitalized software costs. In April and May 2000, additional shares of 3DStockCharts were issued in private placements which diluted the Company's ownership percentage to 69%.
Minority Interest
Minority interest in subsidiary on the Consolidated Balance Sheet consists of 2 million shares of preferred stock of 3DStockCharts and 1,523,137 shares of common stock of 3DStockCharts. Each share of preferred stock is convertible into one share of common stock at any time at the option of the holder. In addition, the holders of the Series A preferred stock also hold warrants which contain Put Rights as disclosed in Note 6. and have a liquidation preference totalling $1,000,000.
Note 15 - INVESTMENT IN  EXPERCLICK
On February 4, 2000, ExperClick.com, Inc. was incorporated in the state of Delaware. On February 7, 2000, the Company acquired 100% ownership of ExperClick and received 10 million shares of common stock in exchange for $500,000 in cash.

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

Note 18 - RESTATEMENT
Minority interest has been reduced and shareholders' equity has been increased by $2,664,712 at September 30, 2000 in order to properly reflect the minority shareholders' interest in the net assets of the subsidiary
3-DStockCharts. The minority interest was previously calculated and reported at the gross value of cash invested less the proportionate share
(31%) of the net losses of 3-D StockCharts.

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


