Form 10QSB/A
period 2000-12-31
EXPERTELLIGENCE INC
filed 2001-05-23
CIK 723533

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's class of stock, as of the latest practical date.

Class
Common stock, no par value
Outstanding at December 31, 2000      2,343,180

ExperTelligence, Inc.
REPORT ON FORM 10-QSB/A
TABLE OF CONTENTS

                                                        Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheets at December 31, 2000
  (as restated) and September 30, 2000 (as restated)        3

  Condensed Consolidated Statements of Operations for the
  3 months ended December 31, 2000 (as restated
  and 1999 (as restated)                                    4

  Condensed Consolidated Statements of Cash Flows for the
  3 months ended December 31, 2000 (as restated)
  and 1999( as restated)                                    5

  Notes to Condensed Consolidated Financial Statements      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation              7

PART II - OTHER INFORMATION

  Other Information                                         8

                             ExperTelligence, Inc.
                     Condensed Consolidated Balance Sheets
                                (Unaudited)


                                          at 12/31/00       at 09/30/00
                                         (as restated)     (as restated)
ASSETS
Current assets:
  Cash and cash equivalents              $2,465,643        $ 3,676,974
  Accounts receivable, net                   85,173            123,248
Inventory                                    18,299             18,299
  Prepaid exp. and other current assets      88,753             65,322
    Deferred tax asset-current              146,000            146,000
     Total current assets                $2,803,868         $4,029,843

  Product development costs, net            937,968            722,220
  Property and equipment, net               683,489            673,335
  Deferred tax asset-non-current            720,000            720,000
  Other non-current assets                   17,438             17,661

Total assets                             $5,162,763        $6,163,059


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                         $ 73,829          $ 111,823
  Accrued vacation                           56,318             89,850
  Other accrued expenses                          0             26,291

  Total current liabilities                $130,147         $  227,964

Minority Interest in Subsidiary             523,894            683,691

Stockholders' equity:
Common stock, no par value.
  Authorized 20,000,000 shares;
  Issued and outstanding, 2,343,180
  shares at December 31,2000 and
  2,343,140 September 30, 2000           $11,399,586       $11,399,586
Retained earnings (Accumulated deficit)  $(6,890,865)      $(6,148,185)

Net stockholders' equity                  $4,580,721        $5,251,404

Total liabilities and stockholders equity $5,162,763        $6,163,059

See accompanying notes to financial statements



                            ExperTelligence, Inc
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                            For the three months
                                              ended December 31,


                                           2000           1999
                                        (as restated)  (as restated)
Revenues                               $  108,564      $  58,694


Operating costs and expenses

Cost of Sales                         $    46,050      $  19,564
Sales & Marketing                         132,300         58,774
General & Administration                  690,039        364,768
Research & Development                    220,173         48,629

Total operating costs
& expenses                            $(1,088,562)      $ 491,734

Loss from
operations                            $(  979,998)     $(433,041)

Other expense (income)
Interest expense                       $       48      $       9
Interest income                           (47,748)        (9,411)
Rental Income                              (7,266)             0
Gain/Loss on Fixed Assets                       0              0
Income Tax                                      0            800
Deferred Tax Expense                            0        (88,840)
Other                                     (22,555)       (11,348)

Total other expense (income)           $  (77,521)     $(162,960)

Minority interest                         (159,797)      (41,570)
Net Loss                                 $(742,680)    $(282,681)



Basic loss per share                     $    (.33)     $   (.15)

See accompanying notes to financial statements.


                          EXPERTELLIGENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                       For the three months
                                        Ended December 31,


                                        2000           1999
                                     (as restated) (as restated)

OPERATING ACTIVITIES                 $(893,046)    $(343,423)

INVESTING ACTIVITIES                 $(304,849)    $(212,459)


FINANCING ACTIVITIES                         0       937,000

Net increase(decrease)in cash
and cash equivalents               $(1,197,895)    $ 381,118

Cash and cash equivalents as
of beginning of period             $ 3,663,538     $ 331,309
Cash and cash equivalents as
of period end                      $ 2,465,643     $ 712,427



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

5. RESTATEMENT
Minority interest has been reduced and shareholders' equity has been increased by approximately $2.6 million at December 31, 2000 in order to properly reflectthe minority shareholders' interest in the net assets of the subsidiary3-DStockCharts. The minority interest was previously calculated and reported at the gross value of cash invested less the proportionate share (31%) of the net losses of 3-D StockCharts.

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

Sales and marketing expenses were $132,300 (123% of revenue) for the quarter ended December 31,2000. This is a 125% increase over a comparable figure of $58,774 for the prior year. 3DStockCharts accounted for 60% of sales and marketing expense due to its sales staff, direct advertising and promotion of its product. ExperClick.com has hired two full time business development people.

General and Administrative expenses includes costs of administrative salaries, employee benefits, facilities, depreciation, communication, insurance, professional fees, shareholder expense and other related expenses associated with the day to day operation of the Company.

General and administrative expenses were $690,039 for the quarter ended December 31,2000. General and administrative expenses were up 89% from a comparable figure of $364,768 last year. 3DStockCharts accounted for 53% of general and administrative expenses with the largest expenditures in internet communication, travel and professional fees. 3DStockCharts has leased additional space to accommodate its growth. ExperClick.com accounted for 11% of general and administrative expenses. These expenses consisted of officer's salaries, benefits, training, travel and professional fees.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses were $220,173 (102% of revenue) for the quarter ended December 31,2000. This figure is up 353% from comparable figures of last year of $48,629. 3DStockCharts accounted for 54% of this increase.

Interest expense for the quarter ending December 31, 2000 was $48 as compared to $9 for the prior year.

Interest and other income for the quarter ending December 31, 2000 was $55,014. This figure was up 485% as compared to $9,411 last year due to investment in commercial paper and high interest bearing accounts.

Loss from operations for the quarter ended December 31, 2000 was $979,998 compared to a loss of $433,041 for quarter ending December 31, 1999. This increase in losses is due to the operations of 3DStockCharts.com (60% of the loss) and ExperClick (10% of the loss).



CONSOLIDATED LIQUIDITY

At December 31,2000 the Company reported working capital of $2,673,721 which is down 30% from $3,801,879 at September 30, 2000. This decrease is due to the operations of 3DStockCharts.com and ExperClick.com. Net stockholders equity is $4,580,721.

Net product development costs were $937,968 and $722,220 as of December 31,2000 and September 30, 2000 respectively. This 30% increase reflects the 3DStockCharts.com and ExperClick capitalized software. Management continues to believe in the commercial viability of all products for which research costs are capitalized. Management expects to continue to incur significant product developments costs to complete its products for sale. Such costs are expected to total $350,000 for the year ended September 30, 2001.

Accrued vacation was $56,318 at December 31, 2000 compared to $89,850 at
September 30, 2000.   Three employees who accounted for more than 50% of
accrued vacation were paid out a portion of the amount due to them.


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