Form 10QSB
period 2001-03-31
EXPERTELLIGENCE INC
filed 2001-05-23
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        AND EXCHANGE ACTS OF 1934

        For the quarterly period ended March 31, 2001

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's class of stock, as of the latest practical date.

Class
Common stock, no par value
Outstanding at March 31, 2001      2,343,180

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS

                                                        Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet at March 31, 2001
  and September 30, 2000 (as restated)                      3

  Consolidated Statement of Operations for the 3 and 6 months
  ended March 31, 2001 and 2000 (as restated)               4

  Consolidated Statement of Cash Flows for the 6 months
  ended March 31, 2001 and 2000 (as restated)               5

  Notes to Consolidated Financial Statements                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation              7

PART II - OTHER INFORMATION

  Other Information                                         8

                             ExperTelligence, Inc.
                         Consolidated Balance Sheets



                                       at 3/31/01      at 09/30/00
                                                      (as restated)
Current assets:
	Cash and cash equivalents      $1,338,933      $ 3,676,974
	Accounts receivable, net           57,856          123,248
        Inventory                          18,299           18,299
Prepaid exp. and other current assets     103,193           65,322
Deferred tax asset-current                146,000          146,000

	Total current assets           $1,664,281       $4,029,843

  Product development costs, net        1,300,355          722,220
  Property and equipment, net	          720,151	   673,335
  Deferred tax asset-non-current          720,000          720,000
  Other non-current assets	           26,883           17,661

	Total assets                   $4,431,670       $6,163,059


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
	Accounts payable                 $128,903       $ 111,823
	Accrued vacation                   78,397          89,850
	Other accrued expenses                  0          26,291

	Total current liabilities        $207,300      $  227,964

Minority Interest in Subsidiary           416,761         683,691

Stockholders' equity:
Common stock, no par value.
Authorized 20,000,000 shares;
Issued and outstanding, 2,343,180
shares at December 31,2000 and
2,343,140 September 30, 2000          $11,399,586     $11,399,586
Retained earnings
(Accumulated deficit)                 $(7,591,977)    $(6,148,185)

Net stockholders' equity                3,807,610      $5,251,404

Total liabilities and stockholders
 equity                                $4,431,670      $6,163,059

See accompanying notes to financial statements



                            ExperTelligence, Inc
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                       For the three months    For the six months
                        ended March 31,         ended March 31,
                         (unaudited)              (unaudited)

	                2001       2000          2001       2000
                               (as restated)           (as restated)
Revenues             $  70,812  $  110,311  $  179,376 $ 169,005


Operating costs and
expenses

Cost of Sales       $   28,935   $  32,065 $    74,985 $   51,629
Sales & Marketing       92,825      62,343     225,125    121,117
General &
  Administration       788,858     506,156   1,478,897    870,923
Research & Development   1,121    106,042     221,294    154,671

Total operating costs
& expenses          $  911,739   $ 706,606 $ 2,000,301 $1,198,340

Profit/(loss) from
operations          $ (840,927) $(596,295) $(1,820,925)$(1,029,335)

Other expense (income)
Interest expense    $     490   $       0 $       538 $         0
Interest income       (33,269)   ( 10,169)    (81,017)    (19,580)
Rental Income          (1,662)   ( 17,334)    ( 8,928)    (28,682)
Income Tax              1,759           0       1,759         800
Deferred Tax Expense        0     (17,968)          0    (106,808)
Other                       0           0     (22,555)           0

Total other expense
 (income)          $  (32,682)  $ (45,481)$  (110,203)  $(154,270)

Minority Interest
 Net Loss            (107,133)    (85,502)   (266,930)   (127,072)

 Net Loss            (701,112)   (465,312) (1,443,792)   (747,994)


Net income (loss) per
 share            $    (.30)   $    (.20) $     (.62)  $   (.34)

See accompanying notes to financial statements.


                          EXPERTELLIGENCE, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH


                                 For the six months
                                   ended March 31,
                                     (unaudited)
                                 2001          2000
                                            (as restated)


OPERATING ACTIVITIES         $(1,538,284)     $(913,832)

INVESTING ACTIVITIES          $ (786,321)     $(340,849)

FINANCING ACTIVITIES          $        0     $4,014,500


Net increase(decrease)
in cash and cash
equivalents                  $(2,324,605)    $2,759,819
Cash and cash equivalents
as of beginning of
period                       $ 3,663,538     $  331,309

Cash and cash equivalents as
of period end                 $1,338,933     $3,091,129



ExperTelligence,Inc.
NOTES TO FINANCIAL STATEMENTS


1.Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended
March 31, 2001, are not necessarily indicative of the results to be expected for the year ended September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10KSB for the year ended September 30, 2000.

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

3. Reclassification
Certain 2000 amounts have been reclassified in order to conform with 2001 classifications.

4. Income Taxes
At March 31, 2001, the Company has net operating loss carry forwards available to reduce future Federal income taxes of approximately $7.5 million. Such carry forwards expire at various dates through 2021.

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

3DStockCharts.com has 77,000 registered users who spent an average of 67 minutes at the site per visit. 3DStockCharts.com shows approximately twelve to fifteen million banner ads based on up to 50,000 visitors a month.
3DStockCharts.com, was named a 'Blue Chip Pick' All Star Site and a
Site of the Year 2000 by OnlineInvestor Magazine. The awards appear in the January edition of StockTrends' OnlineInvestor Sourcebook. The publication defined each Blue-Chip Pick sites as 'perfect ten', having received a rating of 10 for user value. 3DStockCharts.com was one of only two sites in the Market Research category to be honored. 3DStockCharts.com was named one of just sixteen new sites honored for delivering a product or service of value to the individual investor. The Company owns 69% of 3DStockCharts.com.

ExperClick.com

The ExperClick Exchange is a neutral, third-party marketplace hub that facilitates the sale of all forms of Internet advertising, and adds value to the transactions by providing targeting information in real time.

An unlimited number of Web sites make their advertising inventory available for sale on the Exchange, and advertisers specify their placement strategy, including what advertising they want to deliver to which users, at what time, on any site, and at what price they are willing to purchase an impression.

The ExperClick Exchange instantaneously matches up individual advertising opportunities with advertisers to maximize the value of the advertising for both parties. For the Advertiser, ExperClick is an efficient pricing and placement tool that allows specific targeting and dynamic pricing.
Web site publishers benefit from the competitive bidding for their adspace inventory. A participating publisher sets the minimum price for ads displayed on their Web site. They never accept a lower fee for any ad placed by the ExperClick Exchange. If none of the advertisers in the Exchange match the set price, ExperClick will automatically redirect the Web site adspace to an alternate ad provider.

The Internet advertising market is the fastest-growing segment of the Internet industry. According to Forrester Research, spending in the U.S. totaled $7.1 billion dollars in 2000, and is expected to increase to $7.6 billion for 2001. The Company has built the technical team and is currently building the sales and marketing team. There are three patents pending on the hub exchange technology. The Company has built a unique hosting infrastructure with a state of the art fiber connection.
The Company recently entered into a contract with Intel to provide co-location services in Santa Clara, Ca.

ExperClick.com Inc., has successfully completed the implementation of its patent-pending advertising hub technology and is now in its beta test phase. The subsidiary is focusing on business development and strategic alliances with advertisers, publishers, and information providers. The revenue model of ExperClick.com is based on a percentage earned from each transaction.

On April 25, 2001 the Company announced the ExperClick Advisory Board, which is comprised of highly respected experts in the fields of advertising sales, publishing and media buying. They will provide the critical vision and discipline necessary for the innovation and sustained growth of the company. The Company plans to have seven members on its Advisory Board.

The current Advisory Board is made up of Mr. Eric R. Belcher, Sr. Vice President of Sales and Marketing for Indimi Inc., which is a marketing intelligence firm that includes InfoBeat, AdTools Inc., DailyRating.com and SignUpQuick.com. Mr. Belchers prior Internet sales and marketing experience includes "TheSpot", Hollywood.com, and InfoBeat, the world's leader in e-mail news and information. Mr. Belcher has over 20 years in management, marketing, promotion and sales, a background that includes experience in entertainment, publishing and new media. He started in the marketing departments of Columbia Pictures, and then Embassy Pictures, followed by senior management positions at ABC Television, 20th Century Fox and DMB&B advertising agency where he headed the NBC and Paramount Pictures accounts. In 1992, he led the western division advertising sales team for USA Today.

Mr. Cameron C. (Chris) Jaeb, the founder of AudioNet (renamed Broadcast.com). In 1996 Broadcast.com became the leading aggregator of audio and video online content and developed the largest distribution network for real- time programming on the Net. AudioNet was the first entity to broadcast college and professional sporting events online in real-time. Mr. Jaeb created the initial contracts and acquired the broadcast rights for these services. Broadcast.com later underwent a successful IPO and was sold to Yahoo shortly after going public. In November of 1995 he started eAds, the first fee-per-click advertising company on the Net.
eAds sold advertising to a wide range of Internet advertisers, including Microsoft, CNN/SI, ESPN, CNET, Excite, Ask Jeeves, Compaq, and others. Its network of over 18,000 webmasters generated 200 million impressions per month worldwide. He is currently working with certain charities to use the Internet to help promote their causes.

Mr. Jesse Levine, who is President and CEO of Los Angeles Times Syndicate International and Vice President of International Syndication Tribune Media Services. Mr. Levine has extensive knowledge of the world's newspaper, magazine and media business with 23 years of experience in the print syndication, new media and licensing business; 5 years at the New York Times Syndicate
(NYTS) and 18 years at the Los Angeles Times Syndicate (LATS). He began his career with the NYTS, a subsidiary of the New York Times Company, as a regional sales representative in 1977 and became the Executive Vice President where he served from 1978 to 1982. Mr. Levine launched the LA Times Syndicate International (LATSI), a start-up syndication division in New York specializing in international syndication in 1983. Today LATSI is the largest print syndication business in the world. In 1989, Mr. Levine was promoted to President and COO of LATS and in 1994, he was promoted to President and CEO of LATS.

Mr. David Safran, who is Senior Vice President of Advertising Sales for Burly Bear Network, a next generational media and marketing company where he manages the sales and business development department. A veteran in traditional media and the Internet, Mr. Safran has led national advertising sales teams for a number of leading media companies. The executive ran advertising sales for Hollywood Online, a division of Times Mirror. At Classic Sports Network, Safran built the advertising sales infrastructure at the cable startup and ultimately served as the Vice President of Advertising sales at ESPN after its acquisition of Classic Sports. Prior to Classic Sports he rose through the ranks of NBC to become Director of Marketing and Business Development for the network. Ultimately Safran moved to NBCs cable group and served as Director of Sales at CNBC.

ExperClick.com is poised to launch July 1, 2001.

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

ExperForms is a rapid application development tool that automatically creates data capture and handling of forms documents on a browser connected to an Intranet or the Web. Now, rather than writing complicated code to attach forms to databases, users can follow the intuitive Forms Wizard that, step by step, connects the form to the database. The Wizard develops the necessary files to make forms available on the browser, enters information, and provides the resulting information to search, view, and edit. ExperForms can have a database connected, workflow and business-process-supporting web form site up in minutes.
ExperForms 2.0, When combined with Adobe PDF forms or Scansoft Omniforms, offers a complete information management solution for all businesses and government.
The powerful WIZARD walks you through e-mail routing, history development, show/hide screens for easy operation, the open XML functionality and it creates on the fly database and web forms to add, update, search,delete and route an electronic form. According to the user's preference, ExperForms will build a new database from an electronic form, or attach the form to an existing database.
The software will also add new tables to an existing database, allowing easy integration with a user's applications. Users can quickly enhance and customize their applications to includes sophisticated routing and approval processes, password protection, dynamic form and page creation, report generation, customers have built applications including, travel and expense reporting, purchase requisitions, new hire management forms and Human Resources forms.
The Company has recently become a value added reseller of Adobe products.

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

The Company has eleven full time and 1 part time employees. 3DStockCharts.com has twelve full-time employees. ExperClick has six full-time employees and one part-time
employees.
Additional contract workers are hired as necessary to complete specific projects.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

The Company's revenues consist of product sales, (including licensing of its software), consulting, hosting and advertising revenues.

Revenues for the three and six months ended March 31, 2001 were $70,812 and $179,376 respectively. This figure was down 36% and 6% from comparable figures last year, of $110,311 and $169,005. The decrease in the current quarter is due to decreased consulting and advertising revenues. The increase for the year to date figure is a result of increased software sales. Advertising revenues for 3DStockCharts accounted for 14% of revenue.

Cost of Sales consists primarily of service personnel, software amortization and provision for inventory.

Cost of Sales for the three and six months ended March 31, 2001 was $28,935 (41% of revenue) and $74,985 (41% of revenue) respectively. This figure is up 10% and 31% over last year's figures of $32,065 and $51,629.
$53,506 (71% of cost of sales) is amortization of product development.

Sales and marketing expense consists of sales personnel, advertising, public relations and promotion.

Sales and marketing expenses for the three and six months ended
March 31, 2001 were $92,825 (131% of revenue) and $225,125 (126% of income)
respectively. The quarter showed a 49% increase over a comparable figure last year of $62,343 and the year to date showed an 85% increase or $121,117 for the prior year. In March 2001 the WebBase Division completed a direct mail campaign in conjunction with its ExperForms product and Adobe, a strategic partner. 3DStockCharts accounted for 52% of sales and marketing expense due to its sales staff,direct advertising and promotion of its product. ExperClick.com accounted for 16% of advertising and promotion as two full time sales perople have been hired.

General and Administrative expenses includes costs of administrative salaries, employee benefits, facilities, depreciation, communication, insurance, professional fees, shareholder expense and other related expenses associated with the day to day operation of the Company.

General and administrative expenses for the three and six months ended
March 31, 2001 were $788,858 and $1,478,897 respectively. The quarter showed an increase of 56% from a comparable figure of $506,156 last year. The six month period showed an increase of 70% from a comparable figure of $870,923 last year. 3DStockCharts accounted for 52% of general and administrative expenses with the largest expenditures in internet communication, travel and professional fees. ExperClick accounted for 16% of general and administrative expenses. These expenses consisted of officer's salaries, benefits, training, travel and professional fees.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses for the three and six months ended were $1,121 and $221,294 respectively. This figure is down from comparable figures of last year of $106,042 and $154,671. This decrease is due to 3DStockCharts concluding its feasibility studies and now is capitalizing software development.

Interest expense for the three and six months ending March 31, 2001 was $490 and $538 respectively. 3DStockCharts incurred the interest expense through the purchase of a new telephone system.

Interest and other income for the  three and six months ended
March 31, 2001 was
$34,931 and $89,945, respectively. The quarter is up 27% from $27,503 due to cash investments. The six month figure is up 86% as compared to $48,262 last year due to investment in commercial paper and high interest bearing accounts.

Loss from operations for the three and six months ended March 31, 2001 was $840,927 and $1,820,925 respectively. These numbers are up 41% and 77% compared to a losses of $596,295 and $1,029,335. This increase in losses is due to the operations of 3DStockCharts.com (80% of the loss) and ExperClick (12% of the loss).


CONSOLIDATED LIQUIDITY

At March 31, 2001 the Company reported working capital of $1,456,982 which is down 161% from $3,801,879 at September 30, 2000. This decrease is due to the operations of 3DStockCharts.com. Net stockholders equity is $3,807,610 down 28% from $5,251,404 at September 30, 2000.

Net product development costs were $1,300,355 and $722,220 for the period ending March 31, 2001 and September 30, 2000 respectively. This 80% increase reflects the 3DStockCharts, ExperClick and Experforms capitalized software. Management continues to believe in the commercial viability of all products for which research costs are capitalized. Management expects to continue toincur significant product developments costs to complete its productsfor sale. Such costs are expected to total $350,000 for the year ended September 30, 2001.

Accrued vacation was $78,397 at March 31, 2001 compared to $89,850 at September 30, 2000.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities

None.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held this year on Thursday, March 22, 2001 at 10:00 a.m. Pacific Time at The Harbor View Inn, Las Palmas Conference Room, 28 West Cabrillo Boulevard, Santa Barbara, California 93101. The record holding date was February 8, 2001. The proxy majority vote tabulation was 1,481,470 For the election of Directors and 1,481,768 For the selection of Faber Hass as auditors.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

On May 7, 2001 the Company filed the following press release as an 8-K with the Securities and Exchange Commission.

ExperTelligence Discovers Net Tangible Assets Understated by Approximately $2M, and Believes Still Meets Nasdaq SmallCap Listing Requirements

SANTA BARBARA, CA (May 7, 2001) ExperTelligence Inc. (NasdaqSC: EXGP), today announced that the "Minority Interest in Subsidiary" was misstated in its previously issued financial statements. Based on discussions with its former and current accountants, the Company intends to re-file its fiscal 2000 10QSBs, year-end 10KSB and the first quarter 2001 10QSB. As a result, the Company stated that it believes it will be well within compliance with the net tangible assets requirement for continued listing set forth in Marketplace Rule 4310 (c)(2)(B).

The Company believes that the resulting correction in the Minority Interest in Subsidiary will increase the computation of its net tangible assets by at least $2 million at December 31, 2000. The first quarter's net tangible assets would increase from the previously reported $1.8 million to approximately $4 million. This net tangible asset amount is significantly higher than the NASD requirement of a minimum net tangible asset amount of $2 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

May 14, 2001, Denison Bollay, President and Chairman of the Board

(signature)

May 14, 2001 Robert Reali, Secretary

(signature)

May 14, 2001, Charles House, Director

(signature)

May 14, 2001, William Van Beurden, Director

(signature)

May 14, 2001, Dr. Souhail Toubia, Director

(signature)

May 14, 2001, Steve Ketchum, Director

(signature)

May 14, 2001, Keith Rookker, Director

(signature)