Form 10QSB
period 2001-06-30
EXPERTELLIGENCE INC
filed 2001-08-13
CIK 723533

U. S. Securities & Exchange Commission
               Washington, D.C. 20549

                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        AND EXCHANGE ACTS OF 1934

        For the quarterly period ended June 30, 2001

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

 YES    NO
  X

Indicate the number of shares outstanding of each of the issuer's class of stock, as of the latest practical date.

Class
Common stock, no par value
Outstanding at June 30, 2001      2,345,888

ExperTelligence, Inc.
REPORT ON FORM 10-QSB
TABLE OF CONTENTS

                                                        Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet at June 30, 2001
  and September 30, 2000                                    3

  Consolidated Statement of Operations for the 3 and 9 months
  ended June 30, 2001                                      4

  Consolidated Statement of Cash Flows for the 3 and 9 months
  ended June 30, 2001                                      5

  Notes to Consolidated Financial Statements                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION

  Management's Discussion and Analysis of the
  Financial Condition and Results of Operation              7

PART II - OTHER INFORMATION

  Other Information                                         8

                             ExperTelligence, Inc.
                         Consolidated Balance Sheets



<s>                                    at 6/30/01      at 09/30/00
                                                       (as restated)
Current assets:                       <c>             <c>
	Cash and cash equivalents        $447,384      $ 3,676,974
	Accounts receivable, net           68,230          123,248
        Inventory                          18,299           18,299
Prepaid exp. and other current assets      61,203           65,322
Deferred tax asset-current                146,000          146,000

	Total current assets           $  741,116       $4,029,843

  Product development costs, net        1,544,734          722,220
  Property and equipment, net	          653,767	   673,335
  Deferred tax asset-non-current          720,000          720,000
  Other non-current assets	           26,883           17,661

	Total assets                   $3,686,500       $6,163,059


LIABILITIES & STOCKHOLDER'S EQUITY

Current liabilities:
	Accounts payable                 $144,624       $ 111,823
	Accrued vacation                   11,683          89,850
	Other accrued expenses                  0          26,291

	Total current liabilities        $156,307      $  227,964

Minority Interest                         320,804         683,691

Stockholders' equity:
Common stock, no par value.
Authorized 20,000,000 shares;
Issued and outstanding, 2,343,180
shares at December 31,2000 and
2,343,140 September 30, 2000          $11,399,586     $11,399,586
Retained earnings
(Accumulated deficit)                 $(8,190,197)    $(6,148,185)

Net stockholders' equity               $3,209,389      $5,251,404

Total liabilities and stockholders
 equity                                $3,686,500      $6,163,059

See accompanying notes to financial statements



                            ExperTelligence, Inc
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                       For the three months    For the nine months
                        ended June 30,         ended June 30,
                         (unaudited)              (unaudited)

	                  2001       2000          2001       2000
                                  (as restated)          (as restated)
Revenues                 $ 74,369   $  101,306  $ 253,745  $ 270,310


Operating costs and
expenses

Cost of Sales            $ 32,176   $  17,804   $ 107,161 $  69,433
Sales & Marketing          29,626     139,273     254,751    260,390
General &
  Administration          638,084     598,894   2,116,981  1,469,818
Research & Development     95,135     193,985     316,429    348,656

Total operating costs
& expenses              $ 795,021   $ 949,956 $ 2,795,322 $2,148,297

Profit/(loss) from
operations              $(720,652)  $(848,651)$(2,541,577)$(1,877,987)

Other expense (income)
Interest expense        $     789   $      43 $    1,327   $      43
Interest income           (19,003)   ( 50,372)  (100,020)    (69,952)
Rental Income               8,928           0          0           0
Income Tax                     60           0      1,819         800
Deferred Tax Expense            0    (100,870)         0    (207,678)
Other                       5,306     (23,833)         0     (52,515)

Total other expense
 (income)                $ (3,920)  $(175,032) $( 17,249)  $(329,302)

Minority Interest
Net Loss                  (95,968)   (201,442)  (362,898)  $(328,514)

Net income (loss)       $(620,764)  $(472,177)$(2,064,556)$(1,220,170)

Net income (loss) per
 share            $     (.26)   $    (.20) $     (.88)  $   (.52)

See accompanying notes to financial statements.


                          EXPERTELLIGENCE, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH


                                         For the nine months
                                           ended June 30,
                                            (unaudited)
                                         2001           2000
                                                     (as restated)

Cash flows from operating activities:
Net income (loss) for the period
ending June 30,                       $(2,064,556)   $(1,220,170)
Adjustments to reconcile net income(loss)
to net cash used by operating activities:
Minority Interest Net Loss              $(362,898)     $(328,514)
Depreciation and amortization             193,396        163,016
Decrease (increase) in accounts receivable 50,318        (21,454)
Decrease (increase) in inventory                0            824
Decrease (increase) in prepaid Expenses
 and other current assets                   4,529        (35,689)
Increase (decrease) in accounts payable
 and accrued expenses                     (58,629)       125,792
Deferred taxes                                  0       (207,678)

Total adjustments                        $(173,284)    $(303,703)

Net cash provided (used) by operating
 activities                            $(2,237,840)  $(1,523,873)

Cash flows from investing activities:
(Increase) decrease in product
  development costs                    $  (822,513)  $  (120,824)
Purchase of property and equipment        (150,644)     (337,207)
(Increase) Decrease in other assets         (5,156)     (236,873)

Net cash provided (used) investing
  activities                              (978,313)     (694,904)

Cash flows from financing activities:
Proceeds from issuance of common stock           0     $6,931,190

Net cash provided (used) by financing activities 0     $6,931,190

Net increase (decrease) in cash         $(3,216,154)   $4,712,413)

Cash and cash equivalents as of
  beginning of period                    $3,676,974    $  331,309
Cash and cash equivalents as of period end $460,820    $5,043,722



ExperTelligence,Inc.
NOTES TO FINANCIAL STATEMENTS


1.Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended
June 30, 2001, are not necessarily indicative of the results to be expected for the year ended September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10KSB for the year ended September 30, 2000.

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

                             EXPERTELLIGENCE, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company notes that, except for the historical information contained herein, the matters discussed below contain forward-looking statements, made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, subject to risks and uncertainties that may cause the Company's actual results to differ materially. These statements relate to our plans, objectives, expectations and intentions. Risks and uncertainties include, but are not limited to, risks common to all Internet companies and risks particular to the business and related Internet industry segments; dependence upon and need to hire and keep key personnel; various important competitive and technological factors such as pricing pressures; as well as customers opting to upgrade to newer or more fully featured products; changes in customer order patterns, manufacturing considerations, including the maintenance of margins in a declining-price environment as well as risk of inventory obsolescence due to shifts in market demand and new product introductions; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to, the report on Form 10-K for the year ended September 30, 2000. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

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

ExperClick.com

The ExperClick Exchange is a neutral, third-party marketplace ("hub") that facilitates the sale of all forms of Internet advertising, and adds value to the transactions by providing targeting information in real time.

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

According to Forrester Research, spending in the U.S. totaled $7.1 billion dollars in 2000. The Company has built the system and is currently testing the technology. There are three patents pending on the hub exchange technology. The Company has built a unique hosting infrastructure with a state of the art fiber connection.

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

For information about the Advisory Board, see our press releases and web site at http://www.experclick.com.

Deployment of this hub will depend on raising additional capital, either through sales of its shares in 3DStockCharts.com or other means.

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

ExperForms is a rapid application development tool that automatically creates data capture and handling of forms documents on a browser connected to an Intranet or the Web. Now, rather than writing complicated code to attach forms to databases, users can follow the intuitive Forms Wizard that, step by step, connects the form to the database. The Wizard develops the necessary files to make forms available on the browser, enters information, and provides the resulting information to search, view, and edit. ExperForms can have a database connected, workflow and business-process-supporting web form site up in minutes. ExperForms 2.0, When combined with Adobe PDF forms or Scansoft Omniforms, offers a complete information management solution for all businesses and government. The powerful WIZARD walks you through e-mail routing, history development, show/hide screens for easy operation, the open XML functionality and it creates on the fly database and web forms to add, update, search, delete and route an electronic form. According to the user's preference, ExperForms will build a new database from an electronic form, or attach the form to an existing database. The software will also add new tables to an existing database, allowing easy integration with a user's applications. Users can quickly enhance and customize their applications to includes sophisticated routing and approval processes, password protection, dynamic form and page creation, report generation, customers have built applications including, travel and expense reporting, purchase requisitions, new hire management forms and Human Resources forms. The Company has recently become a value added reseller of Adobe products.

ExperData.com is a database web-hosting site for WebBase focused on hosting the websites the company creates for its e-commerce and business-to-business applications. ExperData.com has a state of the art fiber optic backbone with the ability to deliver high bandwidth connections, quality support services, site development and database expertise.

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

The Company has eight people working for it. As of August 1, 2001 all are working as consultants for non-cash compensation.
3DStockCharts.com has five full-time employees. ExperClick has five full-time employees and one part-time employees; as of August 1, 2001 all are working as consultants for non-cash compensation.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED June 30, 2001 AND 2000

The Company's revenues consist of product sales, (including licensing of its software), consulting, hosting and advertising revenues.

Revenues for the three and nine months ended June 30, 2001 were $74,369 and $253,745 respectively. These figures were down 27% and 6% from comparable figures last year, of $101,306 and $270,310. The decrease in the current quarter is due to decreased advertising revenues at 3D, plus an 8% decrease in ExperForms sales due to the transition to a new release of the product. The decrease for the year to date figure is a result of decreased advertising revenues at 3D. Advertising revenues for 3DStockCharts accounted for approximately 15% of revenue.

Cost of Sales consists primarily of service personnel, software amortization and provision for inventory.

Cost of Sales for the three and nine months ended June 30, 2001 was $32,176 (43% of revenue) and $107,161(42% of revenue) respectively. This figure is up 81% and 54% over last year's figures of $17,804 and $69,433.

Sales and marketing expense consists of sales personnel, advertising, public relations and promotion.

Sales and marketing expenses for the three and nine months ended
June 30, 2001 were $29,626 and $254,751 respectively. The quarter showed a 79% decrease over a comparable figure last year of $139,273 and the year to date showed an 2% decrease or $260,390 for the prior year.

In March 2001 the WebBase Division completed a direct mail campaign in conjunction with its ExperForms product and Adobe, a strategic partner. 3DStockCharts accounted for 48% of sales and marketing expense due to its sales staff, direct advertising and promotion of its product. ExperClick.com accounted for 15% of advertising and promotion.

General and Administrative expenses includes costs of administrative salaries, employee benefits, facilities, depreciation, communication, insurance, professional fees, shareholder expense and other related expenses associated with the day to day operation of the Company.

General and administrative expenses for the three and nine months ended
June 30, 2001 were $638,084 and $2,116,981 respectively. The quarter showed an increase of 7% from a comparable figure of $598,894 last year. The nine month period showed an increase of 44% from a comparable figure of $1,469,818 last year. 3DStockCharts accounted for 48% of general and administrative expenses with the largest expenditures in internet communication, travel and professional fees. ExperClick accounted for 12% of general and administrative expenses. These expenses consisted of officer's salaries, benefits, training, travel and professional fees.

Research and Development expense consists primarily of the cost of research and development personnel.

Research and development expenses for the three and nine months ended were $95,135 (127% of revenue) and $316,429 (124% of revenue) respectively. This figure is down 51% and 9% from comparable figures of last year of $193,985 and $348,656. 3DStockCharts accounted for 41% of this decrease.

Interest expense for the three and nine months ending June 30, 2001 was $789 and $1,327 respectively.

Interest and other income for the three and nine months ended June 30, 2001 was $19,003 and $100,020, respectively. The quarter is down 39% or $31,369 due to decreased cash investments. The nine month figure is up 42% as compared to $69,952 last year due to investment in commercial paper and high interest bearing accounts.

Loss from operations for the three and nine months ended June 30, 2001 was $620,764 and $2,064,556 respectively. These numbers are up 31% and 69% compared to a losses of $472,177 and $1,220,170. This increase in losses is due to the operations of 3DStockCharts.com (56% of the loss) and ExperClick (15% of the loss).

CONSOLIDATED LIQUIDITY

At June 30, 2001 the Company reported working capital of $584,809 which is down 85% from $3,801,879 at September 30, 2000. This decrease is due to the operating losses of 3DStockCharts.com and ExperTelligence, plus the investments in our new subsidiary ExperClick. Net stockholders equity is $3,209,389 down 39% from $5,251,404 at September 30, 2000.

Net product development costs were $1,544,734 and $722,220 for the period ending June 30, 2001 and September 30, 2000 respectively. This 53% increase $822,513 reflects the ExperClick, ExperForms and 3DStockCharts capitalized software. Management continues to believe in the commercial viability of all products for which research costs are capitalized. Management may need to incur significant product development expense to complete its products for sale.

Accrued vacation was $11,683 at June 30, 2001 compared to $89,850 at September 30, 2000.

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

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

Steven Ketchum resigned from the Board of Directors on July 22, 2001. Bill van Beurden resigned from the Board of Directors on July 27, 2001. Robert Reali resigned from the Board of Directors on July 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ExperTelligence, Inc.

(registrant)

August 10, 2001, Denison Bollay, President and Chairman of the Board

(signature)


August 10, 2001, Charles House, Director

(signature)


August 10, 2001, Dr. Souhail Toubia, Director

(signature)


August 10, 2001, Keith Rooker, Director

(signature)