Form 10KSB
period 2001-09-30
EXPERTELLIGENCE INC
filed 2007-06-08
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended: September 30, 2001

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

Commission File Number: 0-11596

                              ExperTelligence, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                             95-3506403
-----------------------                               --------------------------
(State of incorporation)                               (IRS Employer ID Number)

                                 83 Stanley Road
                                  UN 1 Box 103
                         RR6 Woodville, Ontario K0M 2T0
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 554-6546
        -----------------------------------------------------------------
                           (Issuer's telephone number)

                 1616 East Valley Road, Santa Barbara, CA 93108
        -----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

--------------------------------------------------------------------------------

Securities registered under Section 12 (b) of the Exchange Act - None

Securities registered under Section 12(g) of the Exchange Act:
                                                Common Stock - $0.0001 par value

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [_]

The issuer's revenues for the fiscal year ended September 30, 2001 were $484,000.

The aggregate market value of voting common equity held by non-affiliates as of May 15, 2007 was approximately $-0-, as there is no active trading available for the Registrant's equity securities.

As of May 15, 2007, there were 20,463,023 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [_]   No [X]

                              ExperTelligence, Inc.

                                Index to Contents

                                                                            Page
PART I

ITEM 1     Description of Business                                             4
ITEM 2     Description of Property                                            23
ITEM 3     Legal Proceedings                                                  24
ITEM 4     Submission of Matters to a Vote of Security Holders                24

PART II

ITEM 5     Market for Company's Common Stock and Related Stockholders
              Matters                                                         24
ITEM 6     Management's Discussion and Analysis or Plan of Operation          27
ITEM 7     Financial Statements                                               30
ITEM 8     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                         30
ITEM 8A    Controls and Procedures                                            31

PART III

ITEM 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               32
ITEM 10    Executive Compensation                                             34
ITEM 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 35
ITEM 12    Certain Relationships and Related Transactions                     35
ITEM 13    Exhibits and Reports on 8-K                                        35
ITEM 14    Principal Accountant Fees and Services                             36

FINANCIALS                                                                   F-1

SIGNATURES                                                                    60

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


                                     PART I

ITEM 1 - Description of Business

Background

     ExperTelligence, Inc. (Company) was incorporated in accordance with the Laws of the State of California on March 31, 1980. The Company formerly developed Internet portal technology, published database software products for the Internet, and developed and hosted web/database and electronic commerce application solutions.

     On June 26, 2006, the Company changed its state of incorporation from California to Nevada by means of a merger with and into a Nevada corporation formed on November 17, 2005 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation kept the Company's name of ExperTelligence, Inc. and modified the Company's capital structure to allow for the issuance of up to 325,000,000 shares of $0.0001 par value common stock.

     On October 19, 1999, the Company incorporated 3DStockCharts.com, Inc. (3DStockCharts) was a 69% owned subsidiary. 3DStockCharts distributed its technology and market data through a financial web portal specializing in real time, interactive, two-dimensional (2D) and three-dimensional (3D) browser-based displays of buy and sell order activity and trading volumes for specific stocks and market indexes.

     On February 4, 2000, the Company incorporated ExperClick.com, Inc. (ExperClick), a Delaware corporation, which was a wholly-owned subsidiary. ExperClick focused on the design and operation of an efficient trading system in which specific advertising and marketing opportunities are individually matched with targeted consumers.

     On January 11, 2002, the Company began trading its shares on the NASDAQ Small Cap Market.

Historical Information

     ExperTelligence, Inc. was a technology company involved in developing and operating Internet businesses based on the Company's proprietary technologies and ideas. The Company maintained a division to support its consulting practice and software products: WebBase and ExperForms.

     The Company ran a database portal at WebData.com. ExperTelligence focuses on businesses relating to "Internet hubs" and "exchanges" that create value by connecting and distributing information over the Internet. The Company formed and capitalized the new entities, recruits management, provided space in the Company's facilities, provided ongoing strategic guidance and mentoring, creative design, Web development, accounting, legal and administrative services, with the goal of preparing each business for independent operation.

     The Company created 3DStockCharts.com and ExperClick.com, as subsidiaries. The Company generated revenue from its WebBase division through software and consulting sales. The Company intended to generate cash flow from a combination of equity ownership, operations of its subsidiaries and/or licensing of its technologies.

     On  October  21,  1999,  the  Company   announced  the   incorporation   of
3DStockCharts.com as a subsidiary based on three dimensional proprietary technology created by the Company. 3DStockCharts.com was a pioneering Web service, which provides an integrated continuous portrayal of stock market buy and sell orders (limit order books) from the country's largest ECNs,(Electronic Communications Network) in a colorful 3-dimensional graphic format. ECNs are regulated, all electronic, stock trading networks that facilitate continuous matching of customer buy and sell limit orders while providing those orders with direct electronic access to the national market system. 3DStockCharts.com had agreements with the ECN's: Island, Archipelago, REDIBook, BRUT and Instinet Corporation which, at the time, represented 90% of all ECN transactions, to display their limit order books. The Company was a specialized ECN market center that features real-time 3D charts of individual and integrated ECN limit order books. The Company also utilized the streaming data from ECNs to develop useful trading tools and provide critical ECN trading information in an easy-to-interpret format. 3DStockCharts.com had developed a patent pending technology that capitalized on the dramatic changes in the markets. The Company successfully deployed the Internet's first real time, three-dimensional chart of the four largest ECNs' limit order books. The chart's display was a fascinating view into the buying and selling pressures that affect the price of a stock and provides traders with a unique insight into pricing trends that are not apparent simply by tracking the inside quote. This information had previously been available only to institutional and professional traders. 3DStockCharts.com had 77,000 registered users who spent an average of 66.78 minutes at the site per visit. 3DStockCharts.com showed approximately twelve to fifteen million banner ads based on up to 50,000 visitors a month. The Company sold a minority interest in 3DStockCharts.com to a group of private investors for $3,916,690. The Company, at that time, owned approximately 69% of 3DStockCharts.com.

     On January 28, 2003, the Company announced that it re-acquired its previously sold controlling interest in 3DStockCharts.com. On April 30, 2002, the Company had sold all of its 8 million shares (about 69% of the issued stock) to an investor from the Midwest. Part of the purchase price was paid in the form of a promissory note, secured by those shares. The investor subsequently opted to relinquish those shares rather than pay off the note.

     On May 12, 2003, the Company announced that it has acquired substantially all of the assets of 3DStockCharts.com, Inc. The Company paid approximately $251,000 for the assets and made separate arrangements with key engineers and other staff members. The Company paid for the assets by canceling the aforementioned promissory note that it held against 3DStockCharts.

     On April 5, 2000, the Company announced the incorporation of ExperClick.com in the state of Delaware. ExperClick.com was a real-time advertising ECN, similar in nature to the Wall Street Exchange, but for highly targeted individual advertising impressions. ExperClick.com offered advertisers, using all forms of digital media, a unique and innovative solution for delivering targeted personalized messages at the instant a Web page is accessed. To enable the delivery of valuable advertising to an individual using the Internet, the recipient had to be identified and the appropriate message selected. Advertisers executing campaigns in real-time can select an audience and buy the media space needed at a value they determine, one impression at a time. For the first time, advertising results could be monitored with a highly detailed real-time report. For this purpose, ExperClick.com developed a patent pending hardware and software technology, which is open, and based on TCP/IP and XML standards. The technology was designed for all forms of digital media. ExperClick focused on the design and operation of an efficient trading system in which specific advertising and marketing opportunities are individually matched with targeted consumers. The Company built the technical team and is worked towards building the sales and marketing team. There were three patents pending on the hub exchange technology. The Company built a unique hosting infrastructure with then-state of the art fiber optic connections, including a contract with Intel to provide co-location services in Santa Clara, CA.

     WebData.com was an Internet database portal specializing in the cataloging, searching and comparison of online content from web sites with databases. WebData 4D(tm), was a proprietary, patent pending technology that is utilized to enable users to locate specific products or data. ExperSearch(tm), is an advanced searching capability provided with www.WebData.com that provided consolidated results from searching across multiple shopping, auction, classified and database sites. ExperSearch was powered by Enchilada(tm), a patent pending search technology developed by Time0, a business of Perot Systems Corporation, that enables the simultaneous search of multiple web sites and the integration of the results displayed in one location. WebData.com consisted of 5,000 high quality cataloged databases and received approximately 2000 unique visitors a day accounting for approximately 700,000 monthly page views. The site had 251 affiliate relationships with sites that contain databases that also sell products or services. The site received over 1,500 requests each week from other sites to include their databases on WebData.com. WebData was the first site to use the ExperClick advertising exchange to deliver its banner advertising.

     WebBase and Experforms were the Company's software products that accounted for the majority of the Company's consulting revenue and software sales. WebBase provided users the tools to develop easy access to database information over the Internet. It included full server capabilities and could interface with most database formats. WebBase allows existing databases to be enhanced through the addition of hypertext links into other Internet publications. More information about WebBase could be found on the Company's web site, http://www.expertelligence.com and http://www.webbase.com. ExperForms, based on WebBase, automated the creation of forms, database connected workflow and web based business applications. With these tools customers created applications for help desks, auction websites, e-commerce, travel and expense reporting, calendaring, purchasing requisitions, new hire management and human resources. The Company became a value added reseller of Adobe products. ExperData.com is a database web- hosting site for WebBase focused on hosting the websites the
Company created for its e- commerce and business-to- business applications. ExperData.com had a then-state of the art fiber optic backbone with the ability to deliver high bandwidth connections, quality support services, site development and database expertise.

     On May 12, 2003, in a Current Report on Form 8-K, the Company announced that it would conduct an auction to sell the Company's assets and use the proceeds to settle company debt, distributing any remainder to shareholders. This action was precipitated by a lack of developmental and operating capital.

     On October 20, 2003, as announced in a Current Report on Form 8-K, the Company confirmed that it conducted the previously-noticed public auction of Company assets. That auction, held at noon on October 15, 2003, at the Company's offices, then located at 614 Chapala Street in Santa Barbara, California, the Company sold:

     - the WebBase product, including all related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts;

     - the 3DStockCharts product, including all related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts;
     - the Advertising Commerce Network product, including all related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts;
     -    miscellaneous office furniture and computer equipment.
     -    its interests in any and all third party corporations

     All sales were made to creditors of the Company, and all payment for all items was made in the form of a reduction of debt. The Company realized no cash from the auction.

Current Status

     On December 23, 2003, as announced in a Current Report on Form 8-K, the Company issued 15,002,718 shares of the Company's unregistered, restricted Common Stock, representing approximately 75.0% of the class, to Douglas P. Martin in exchange for a cash payment of fifty thousand dollars ($50,000). The proceeds of the sale were used to further reduce debt that was otherwise uncancelled by the October 15, 2003 auction of the Company's assets or incurred subsequent to that date. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. The effect of this transaction was a change of control, where Mr. Martin now beneficially directly owns approximately 75.0% of the issued and outstanding voting securities of the Company.

     On October 1, 2004, the Company secured a Line of Credit for the purposes of bringing the financial information with respect to the Company current so that it would be in a position to attract an operating company or a new business operation. Since that time, the Company, through consultants and it's new auditor, has been able to update it's records and bring it's books and records current.

     On June 26, 2006, the Company changed its state of incorporation from California to Nevada by means of a merger with and into a Nevada corporation formed on November 17, 2005 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation kept the Company's name of ExperTelligence, Inc. and modified the Company's capital structure to allow for the issuance of up to 325,000,000 shares of $0.0001 par value common stock.

     The Company's equity securities are currently traded on the Pink Sheets and have irregular trading volumes and pricing.

     Since the October 15, 2003 auction of the Company's assets, the Company may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

     The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

     It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

     The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (I) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This include industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

     Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company, Lack of Continuity of Management). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

     The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Delaware law to enter into a transaction if: The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or the material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

     It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

     Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

     In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information
Statement describing the proposed  transaction,  file it with the Securities and

Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

     Otherwise,   in  analyzing   potential  business   opportunities,   Company
management anticipates that it will consider, among other things, the following factors:

o Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
o The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).
o Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
o    The extent to which the business opportunity can be advanced;
o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
o Strength and diversity of existing management or management prospects that are scheduled for recruitment; o The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements, that the Company (1) have net tangible assets of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less that $0.75 million in its latest fiscal year or in two of the last three fiscal years; (2) have a public float (i.e., shares that are not held by any officer, director or 10% stockholder) of at least 1.0 million shares; (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50.0 million. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

     As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors Regulation of Penny Stocks)

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "B" tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

Investment Company Act and Other Regulation

     The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment
Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Employees

     The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Risk Factors

     The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Limited Operating History makes Potential Difficult to Assess

     The Company has had no operating history nor any revenues or earnings from operations since 2003. All efforts from our inception through 2003 were unsuccessful. The Company has no assets or financial resources. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

There is NO Agreement For A Business Combination and NO Minimum Requirements for a Business Combination

     The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

NO Assurance of Success or Profitability

     There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

Type of Business To Be Acquired

     The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification

     Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Only ONE Director and Officer

     Because management consists of only one person, while seeking a business combination, Jason Smart, the Company's President, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Smart anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Smart has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Smart. The loss of the services of Mr. Smart would adversely affect development of the Company's business and its likelihood of continuing operations.

Dependence Upon Management, Limited Participation of Management

     The Company will be entirely dependant upon the experience of its officer and director in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

Conflicts of Interest

     Certain conflicts of interest exist between the Company and its officer and director. He has other business interests to which he currently devotes attention and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgement in a manner which is consistent with his fiduciary duties to the Company. (See Management, Conflicts of Interest.)

     It is anticipated that the Company's principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider his own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholder other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need For Additional Financing

     The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholder. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors

     To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officer, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

     The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink
Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
(ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (c) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

There May Be A Scarcity of and/or Significant Competition For Business Opportunities and/or Combinations

     The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

Reporting Requirements May Delay or Preclude Acquisition

     Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-KSB, including audited and pro forma financial statements. The Commission treats these Form 8-K filings in the same way it treats the Registration Statements on Form 10-SB filings. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

Lack of Market Research or Marketing Organization

     The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control of The Company and/or Management

     In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares Upon Business Combination

     A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

Limited or No Public Market Exists

     There is currently a limited public market for the Company's common stock, via the "Pink Sheets" and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of Shares is Required

     It is the SEC's position that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements. The Company will make appropriate provisions under the Securities Act of 1933 to register the Company's shares for resale."

Blue Sky Consideration

     Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

Additional Risks Doing Business in a Foreign Country

     The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Taxation

     Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.


ITEM 2 - Description of Property

     The Company currently maintains a mailing address at 83 Stanley Road, UN 1, Box 103, RR6, Woodville, Ontario K0M 2T0, Canada. The Company's telephone number there is (416) 554-6546. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

     It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.


ITEM 3 - Legal Proceedings

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


ITEM 4 - Submission of Matters to a Vote of Security Holders

     The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.



                                     PART II


ITEM 5 - Market for Company's Common Stock and Related Stockholder Matters

Market for Trading

     The Company's equity securities trade under the symbol "EXGP.PK" on the "Pink Sheets" as maintained by Pink Sheets, LLC. The Company's quotations are irregular and infrequent.

     In prior periods, the Company's common stock was traded in the National Association of Securities Dealers (NASD) Small Cap Market under the trading symbol "EXGP".

     The following table sets forth the high and low closing bid prices for the periods indicated:

                                              High              Low
                                             ------           ------
Year ended September 30, 2000
   1st Quarter                               $ 9.50           $ 3.31
   2nd Quarter                                22.75             3.25
   3rd Quarter                                15.25             5.25
   4th Quarter                                12.69             3.50

Year ended September 30, 2001
   1st Quarter                               $ 9.87           $ 2.75
   2nd Quarter                                 6.00             2.12
   3rd Quarter                                 3.20             1.64
   4th Quarter                                 1.80             0.35

                                              High              Low
                                             ------           ------
Year ended September 30, 2002
   1st Quarter                               $ 0.55           $ 0.16
   2nd Quarter                                 0.42             0.08
   3rd Quarter                                 3.65             0.07
   4th Quarter                                 0.23             0.07

Year ended September 30, 2003
   1st Quarter                               $ 0.35           $ 0.06
   2nd Quarter                                 0.20             0.06
   3rd Quarter                                 0.55             0.08
   4th Quarter                                 0.35             0.15

Year ended September 30, 2004
   1st Quarter                               $ 0.21           $ 0.006
   2nd Quarter                                 0.10             0.006
   3rd Quarter                                 0.025            0.010
   4th Quarter                                 0.008            0.008

Year ended September 30, 2005
   1st Quarter                               $ 0.008          $ 0.006
   2nd Quarter                                 0.020            0.009
   3rd Quarter                                 0.080            0.020
   4th Quarter                                 0.040            0.010

Year ended September 30, 2006
   1st Quarter                               $ 0.025          $ 0.015
   2nd Quarter                                 0.015            0.015
   3rd Quarter                                 0.015            0.015
   4th Quarter                                 0.070            0.015

     These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

     As of May 15, 2007, there were approximately 896 shareholders of record of the Company's common stock

Transfer Agent

     Our independent stock transfer agent is Computershare Trust Company, Inc., located in Golden, Colorado. Their mailing address and telephone number is: at 350 Indiana Street, Suite 800, Golden, Colorado 80401; (303) 262-0600 (voice);
(303) 262-0700 (fax).

Reports to Stockholders

     The Company plans to furnish its stockholders with an annual report for each fiscal year ending September 30 containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Dividend policy

     No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain all earnings, if any, to support future growth and expansion.

Recent issuances of Unregistered Securities

     On March 21, 2003, the Company announced that it has purchased a $251,000 promissory note and related warrants from a private investor in
3DStockCharts.com, a company in which ExperTelligence held an approximate 69% ownership interest. The note was purchased with 260,509 shares of the Company's restricted, unregistered common stock. This transaction made the Company the largest shareholder and the largest creditor of 3DStockCharts.

     In October 2003 the Company issued a total of 2,524,485 shares of its restricted common stock to various creditors of the Company to satisfy indebtedness of the Company remaining after the October 15, 2003 auction at which time indebtedness of the Company was satisfied with the exception of foregoing, and a remaining balance of indebtedness of $50,000.

     On December 23, 2003, as announced in a Current Report on Form 8-K, the Company issued 15,002,718 shares of the Company's unregistered, restricted Common Stock, representing approximately 75.0% of the class, to Douglas P. Martin in exchange for a cash payment of fifty thousand dollars ($50,000). The proceeds of the sale were used to further reduce debt that was otherwise uncancelled by the October 15, 2003 auction of the Company's assets or incurred subsequent to that date. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. The effect of this transaction was a change of control, where Mr. Martin now beneficially directly owns approximately 75.0% of the issued and outstanding voting securities of the Company.

ITEM 6 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company has had no operations or significant assets since October 15, 2003.

     For the year ended September 30, 2001 and 2000, the Company realized consolidated net revenues of approximately $484,000 and $420,000, respectively.

     In conjunction with the recognition of the above net revenues, the Company experienced costs of providing services of approximately $133,000 and $284,000, respectively.

     A major component of the ultimate demise of the Company's operations was the recognition of research and development costs of approximately $108,000 and $480,000, respectively; selling and marketing expenses of approximately $371,000 and $449,000, respectively; and corporate general and administrative expenses of approximately $2,577,000 and $2,586,000, respectively, for each of the years ended September 30, 2001 and 2000.

     The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction with an operating entity.

     It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business

General

     The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

     Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

     If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

     In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

     The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Liquidity and Capital Resources

     It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company does not currently contemplate making a Regulation S offering.

     Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.


ITEM 7 - Index to Financial Statements

     The required financial statements begin on page F-1 at the end of this document.


ITEM 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     The Company has not had it's financial statements audited since the year ended September 30, 2000.

     Effective February 6, 2001, as previously disclosed in a Current Report on Form 8-K, the Company retained the accounting firm of Farber & Hass, LLP (Farber) as its auditors for the 2001 fiscal year (year ending September 30, 2001). We retained Farber as our certified public accountants to assist us in dealing with the increasingly complex accounting issues that arise from the growth that we have experienced during the year ending September 30, 2001. Farber is a recognized accounting firm with significant experience and expertise in representing publicly traded companies and dealing with the SEC auditing and compliance issues.

     During the two most recent fiscal years and through the date of this Report, the Company has not consulted with Farber regarding either:

     1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Farber concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

     2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

     McGowan Guntermann (McGowan) had been our independent certified public accountant from 1992 through the year ended September 30, 2000. No accountant's report on the financial statements issued by McGowan for either of the past two

(2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern. During the Company's two most recent fiscal years (ended September 30, 2000 and 1999) and from October 1, 2000 to the date of this Report, there were no disagreements with McGowan on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B, during the Company's two most recent fiscal years (ended September 30, 2000 and 1999) and from October 1, 2000 to the date of this Report.

     Due to the lack of working capital, the Company never engaged Farber & Hass, LLP to perform any services subsequent to their appointment.

     In December 2004, as a result of the 2003 change in control of the Company, the Company's Board of Directors and Senior Management authorized the engagement of Lawrence Scharfman & Co., CPA, P. A. (Scharfman) of Boynton Beach, Florida as the Company's new independent auditor and to perform audits of the Company's financial statements for the years ended September 30, 2000, 2001, 2002, 2003, 2004, 2005 and 2006.

     During the two most recent fiscal years and through the date of this Report, the Company has not consulted with Scharfman regarding either:

     1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Scharfman concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

     2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.


ITEM 8A - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2001. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of Fiscal 2001 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III


ITEM 9 -  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers serving the Company are as follows:

 Name                    Age           Position Held and Tenure
---------------         -----          ------------------------------------
Jason Smart               27           President, Chief Executive Officer
                                       Chief Financial Officer and Director

     The director named above will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

     The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

     Jason Smart - born March 30, 1980 - owns and operates Strategic Consultants, Inc., a market research company, based in Ontario Canada. Mr. Smart has owned and operated this company since early 2000. Through Mr. Smart, Strategic Consultants, Inc., provides advertising assessment studies for companies and products. The studies include focus on product and service awareness and satisfaction, competitive analysis of product and services, consumer analysis of product and services, specific customer satisfaction, imaging and positioning of products and services, pricing analysis of product and services and service quality and product/service development, as well as real estate projections.

     No director or officer of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently proceeding. No director or officer of the Company is the subject of any legal proceeding involving the Company or the performance of his duties as such director or officer.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

     Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2005, no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

Conflicts of Interest

     None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     The  officers,  directors  and  principal  shareholders  of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

     The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

     It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

     Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.


ITEM 10 - Executive Compensation

     Since the change in control in December 2003, management of the Company requires less than four (4) hours per calendar quarter. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

     The Company currently has no active stock option, retirement, pension, or profit-sharing programs open for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                           % of Class
     Name and address                Number of Shares   Beneficially Owned
--------------------------------     ----------------   ------------------
Douglas P. Martin                     15,002,718             75.0%
26 King Street
St. Patome, Quebec G0L 3X0
Canada

Executive Officers and Directors
as a group (three persons)            15,002,718             75.0%
--------------

ITEM 12 - Certain Relationships and Related Transactions

     The Company currently maintains a mailing address at 83 Stanley Road, UN 1, Box 103, RR6, Woodville, Ontario K0M 2T0, Canada. The Company's telephone number there is (416) 554-6546. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.


ITEM 13 - Exhibits and Reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None

ITEM 14 - Principal Accountant Fees and Services

                                        Year ended        Year ended
                                       September 30,    September 30,
                                           2001               2000
                                       -------------    -------------
1.   Audit fees                        $           -    $           -
2.   Audit-related fees                            -                -
3.   Tax fees                                      -                -
4.   All other fees                                -                -
                                       -------------    -------------
   Totals                              $           -    $           -
                                       =============    =============

     The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

     In discharging its oversight responsibility as to the audit process, commencing with the engagement of Lawrence Scharfman & Co., CPA, P. C., the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non- audit services, and satisfied itself as to the auditors' independence.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

     The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2001 and 2000 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

     Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2001 and 2000 for filing with the Securities and Exchange Commission.

     The Company's principal accountant, Lawrence Scharfman & Co., CPA, P. C. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.


              (Financial statements follow, beginning on Page F-1)

                              ExperTelligence, Inc.

                                    CONTENTS


                                                                          Page

Report of Independent Certified Public Accountants                         F-2

Financial Statements
   Consolidated Balance Sheets as of September 30, 2001 and 2000           F-3

   Consolidated Statements of Operations and Comprehensive Loss
     for the years ended September 30, 2001 and 2000                       F-4

   Consolidated Statement of Changes in Shareholders' Equity
     for the years ended September 30, 2001 and 2000                       F-5

   Consolidated Statements of Cash Flows
     for the years ended September 30, 2001 and 2000                       F-6

   Notes to Consolidated Financial Statements                              F-7

                   Letterhead of Lawrence Scharfman, CPA, P.A.

        Report of Registered Independent Certified Public Accounting Firm


Board of Directors and Stockholders
ExperTelligence, Inc.

We have audited the accompanying consolidated balance sheets of ExperTelligence, Inc. (a Nevada corporation) as of September 30, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended September 30, 2001 and 2000, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExperTelligence, Inc. as of September 30, 2001 and 2000 and the results of their consolidated operations and consolidated cash flows for each of the two years ended September 30, 2001 and 2000, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the consolidated financial statements, circumstances create substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                               /s/ Lawrence Scharfman, CPA, P.A.
                                               ---------------------------------
                                                   Lawrence Scharfman, CPA, P.A.

Boynton Beach, FL
May 15, 2007

                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2001 and 2000

                                                    2001         2000
                                                -----------   -----------
                ASSETS
CURRENT ASSETS
Cash Non-interest bearing                       $    43,261   $    48,499
Interest                                            130,607     3,628,475
                                                -----------   -----------
Total Cash                                          173,868     3,676,974

Accounts receivable -
 net of allowance of -0- for 2001 and 2000           96,684       123,248
Inventory                                            18,299        18,299
Prepaid expenses                                     26,273        65,322
Prepaid royalties                                         -             -
Deferred tax assets (Note 1L and 8)                 146,000       146,000
                                                -----------   -----------
  Total Current Assets                              461,124     4,029,843
                                                -----------   -----------
PROPERTY AND EQUIPMENT - net (Note 1K and 2)        466,586       673,335

OTHER ASSETS
Product development costs, net (Note 1F)          1,707,931       722,220
  Deferred tax assets (Note                         720,000       720,000
  Patent costs, net of amortization (Note 1E)        33,364        17,661
  Investments                                             -             -
  Total Other Asset                               2,461,625     1,459,881
                                                -----------   -----------
  TOTAL ASSETS                                  $ 3,389,335   $ 6,163,059
                                                ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                              $   101,670       111,823
  Accrued liabilities                                23,137        26,291
  Accrued vacation                                   11,683        89,850
                                                -----------   -----------
    Current Liabilities                             136,490       227,964
                                                -----------   -----------
MINORITY INTEREST IN SUBSIDIARY                   2,985,513     3,348,403
                                                -----------   -----------
SHAREHOLDERS' EQUITY (Notes 3, 4, 5, 6 and 7):
 Preferred stock - no par value, authorized
 1,000,000 shares; Issued and outstanding -0-
 shares for 2000 and 159,244 shares for 1999
 (liquidation preference is $3 per share, see
 Note 3)                                                  -             -
 Common stock - no par value, authorized
 20,000,000 shares; issued and outstanding
 2,343,140 for 2001 and 2,343,140 shares for
 2000                                             8,735,355     8,734,877
    Accumulated deficit                          (8,468,023)   (6,148,185)
                                                -----------   -----------
  Total Shareholders' Equity                        267,332     2,586,692
                                                -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 3,389,335   $ 6,163,059
                                                ===========   ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
              LOSS For the Years Ended September 30, 2001 and 2000


                                                    2001         2000
                                                -----------   -----------

INCOME                                          $   484,181   $   419,913
                                                -----------   -----------
OPERATING COSTS AND EXPENSES
 Cost of sales                                      133,065       284,303
 Selling and marketing                              370,909       448,594
 General and administration                       2,577,261     2,583,844
 Research and development                           108,227       480,084
                                                -----------   -----------
  Total Operating Costs and Expenses              3,189,227     3,796,825
                                                -----------   -----------
LOSS FROM OPERATIONS                             (2,705,281)   (3,376,912)

OTHER (INCOME) EXPENSES
 Interest income                                          -      (149,743)
 Rental income                                            -       (13,392)
                                                -----------   -----------
  Total Other (Income) Expenses                           -      (163,135)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST   (2,705,281)   (3,213,777)

 INCOME TAXES (Note 8)                              (22,545)      (64,200)
 MINORITY INTEREST                                 (362,898)     (550,516)
                                                -----------   -----------
  NET LOST                                      $(2,319,838)  $(2,599,061)
                                                ===========   ============
EARNINGS PER COMMON SHARE (Note 1I)
NET LOSS                                        $     (1.00)  $     (1.18)
                                                ===========   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        2,300,000      2,200,321
                                                ===========   ============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the Years Ended September 30, 1998 to 2001 Net

                                          Preferred  Stock       Common      Stock                   Shareholders'
                                          Shares     Amount      Shares      Amount     Deficit         Equity
                                         -------------------------------------------------------------------------


Balance, September 30,  1998             159,244     $  318,487  1,471,921  $ 3,651,890 $ (2,422,557) $  1,547,820

Stock issued in private placement              -              -    202,000    1,187,000            -     1,187,000
Stock issued for services and equipment        -              -     44,667      455,000            -       455,000
Stock issued - stock options and
 warrants exercise                             -              -     15,863       45,000            -        45,000
Net loss                                       -              -          -            -   (1,126,567)   (1,126,567)
                                         -------------------------------------------------------------------------
Balance, September 30,  1999             159,244     $  318,487  1,734,451  $ 5,338,890 $ (3,549,124) $  2,108,253

Stock issued in private placement              -              -    416,667    3,000,000            -     3,000,000
Stock issued - stock options and
 warrants exercised                            -              -     32,778       77,500            -        77,500
Preferred stock converted to
 common stock                           (159,244)      (318,487)   159,244      318,487            -             -
Net loss                                       -              -          -            -   (2,599,061)   (2,599,061)
                                         -------------------------------------------------------------------------
Balance,  September 30, 2000                   -     $        -  2,343,180  $ 8,734,877 $ (6,148,185) $  2,586,692
Stock issued
Net loss                                                                                  (2,319,838)   (2,319,838)
                                         -------------------------------------------------------------------------
Balance, September 30, 2001                                      2,343,180    8,735,354   (8,468,023)      267,332

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years
                        Ended September 30, 2001 and 2000


                                                    2001         2000
                                                -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Collections from customers                     $         -   $   335,739
 Interest collected                                       -       149,743
 Rent collected                                           -        13,392
 Taxes paid                                               -        (1,600)
 Cash paid to suppliers and employees                     -    (3,345,106)

  NET CASH USED BY OPERATING ACTIVITIES          (2,500,519)   (2,847,832)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in product development costs            (885,711)     (274,954)
  Purchase of property and equipment                (77,460)     (509,530)
  Purchase of investment                                  -             -
  Sale of equipment                                       -         1,562

NET CASH USED BY INVESTING ACTIVITIES              (963,171)     (782,922)

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                 477     3,077,500
  Minority interest in subsidiary                         -     3,898,919

NET CASH PROVIDED BY FINANCING ACTIVITIES               477     6,976,419

INCREASE IN CASH                                 (3,463,213)    3,345,665

CASH AND EQUIVALENTS - BEGINNING OF YEAR          3,637,081       331,309

CASH AND EQUIVALENTS - END OF YEAR              $   173,868   $ 3,676,974

RECONCILIATION OF NET LOSS TO NET CASH
  USED BY OPERATING ACTIVITIES:
Net loss                                        $(2,319,838)  $(2,599,061)
Adjustments to reconcile net loss to net
cash provided (used)  by operating
activities:
  Loss on sale of investment                        224,370         5,295
  Depreciation and amortization                     (22,545)      351,046
  Deferred tax expense (benefit)                          -       (95,000)
  Bad debt                                                -             -
  Non cash expenditures (Note 11)                    27,200             -
  Minority interest                                (362,898)     (550,516)
Changes in:
  Accounts receivable                               (21,550)      (84,174)
  Inventory                                               0        28,237
  Prepaid expenses                                   39,040         3,001
  Patent costs                                      (16,033)      (17,856)
  Accounts payable and accrued expenses             (13,207)       71,261
  Accrued vacation                                  (78,167)        9,935

NET CASH USED BY OPERATING ACTIVITIES            (2,500,519)   (2,847,832)


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2001 and 2000


NOTE A - Organization and Description of Business

ExperTelligence, Inc. (Company) was originally incorporated in accordance with the Laws of the State of California on March 31, 1980. The Company formerly developed Internet portal technology, published database software products for the Internet, and developed and hosted web/database and electronic commerce application solutions.

On June 26, 2006, the Company changed its state of incorporation from California to Nevada by means of a merger with and into a Nevada corporation formed on November 17, 2005 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation kept the Company's name of ExperTelligence, Inc. and modified the Company's capital structure to allow for the issuance of up to 325,000,000 shares of $0.0001 par value common stock.

On October 19, 1999, the Company incorporated 3DStockCharts.com, Inc. (3DStockCharts), a 69%-owned subsidiary. 3DStockCharts distributed its technology and market data through a financial web portal specializing in real time, interactive, two-dimensional (2D) and three-dimensional (3D) browser-based displays of buy and sell order activity and trading volumes for specific stocks and market indexes.

On February 4, 2000, the Company incorporated ExperClick.com, Inc. (ExperClick), a Delaware corporation, which was a wholly-owned subsidiary. ExperClick focused on the design and operation of an efficient trading system in which specific advertising and marketing opportunities are individually matched with targeted consumers.

On May 12, 2003, in a Current Report on Form 8-K, the Company announced that it would conduct an auction to sell the Company's assets and use the proceeds to settle company debt, distributing any remainder to shareholders. This action was precipitated by a lack of developmental and operating capital.

On October 20, 2003, as announced in a Current Report on Form 8-K, the Company confirmed that it conducted the previously-noticed public auction of Company assets. That auction, held at noon on October 15, 2003, at the Company's offices, then located at 614 Chapala Street in Santa Barbara, California, the Company sold: - the WebBase product, including all related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts; - the 3DStockCharts product, including all

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2001 and 2000

NOTE A - Organization and Description of Business - Continued

related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts; - the Advertising Commerce Network product, including all related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts; - miscellaneous office furniture and computer equipment. - its interests in any and all third party corporations

All sales were made to creditors of the Company, and all payment for all items was made in the form of a reduction of debt. The Company realized no cash from the auction.

On December 23, 2003, as announced in a Current Report on Form 8-K, the Company issued 15,002,718 shares of the Company's unregistered, restricted Common Stock, representing approximately 75.0% of the class, to Douglas P. Martin in exchange for a cash payment of fifty thousand dollars ($50,000). The proceeds of the sale were used to further reduce debt that was otherwise uncancelled by the October 15, 2003 auction of the Company's assets or incurred subsequent to that date. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. The effect of this transaction was a change of control, where Mr. Martin now beneficially directly owns approximately 75.0% of the issued and outstanding voting securities of the Company.

On October 1, 2004, the Company secured a Line of Credit for the purposes of bringing the financial information with respect to the Company current so that it would be in a position to attract an operating company or a new business operation. Since that time, the Company, through consultants and it's new auditor, has been able to update it's records and bring it's books and records current.

Since the October 15, 2003 auction of the Company's assets, the Company has had no operations or significant assets. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2001 and 2000

NOTE B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of September 30.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The consolidated financial statements include the accounts of ExperTelligence, Inc. and its wholly-owned subsidiaries, ExperClick.com, Inc. and ExperTelligence Canada, Inc. and its majority-owned subsidiary 3DStockCharts.com, Inc. Minority interest represents minority shareholders' proportionate share of the equity in 3DStockCharts.com, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.


NOTE C - Going Concern Uncertainty

As of October15, 2003, the Company held an auction to sell the Company's assets and use the proceeds to settle company debt. This action was precipitated by a lack of developmental and operating capital. All sales were made to creditors of the Company, and all payment for all items was made in the form of a reduction of debt. The Company realized no cash from the auction. The Company has had no operations since 2003.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


Note C - Going Concern Uncertainty - Continued

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


NOTE D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


NOTE D - Summary of Significant Accounting Policies - Continued

2.   Inventory

     Inventory consists primarily of product manuals, CD-ROMs, and processing boards and is stated at the lower of average cost or market using the first-in, first-out (FIFO) method. . A reserve for obsolescence has been provided by management as deemed necessary.


3.   Property and equipment

     Property and equipment is recorded at historical cost and is depreciated over the respective useful life, generally three (3) to five (5) years, of the individual assets using the straight-line method.

     Gains and losses from the disposition of property and equipment are included in operations as incurred.

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For each of the years ended September 30, 2001 and 2000, no charges to operations were made for impairments in the future benefit or recoverability of property and equipment.

4.   Patent Costs

     Patent costs include primarily capitalized legal costs for software patents which are being amortized over a life of 20 years.

5.   Product Development Costs

     Product development costs represent the costs of new products and new application enhancements to existing products incurred subsequent to establishing technological feasibility of the product and prior to the date the product is available for release to customers. Amortization is calculated using the straight-line method over its economic useful life, approximately five years, or on a product-by-product basis in the ratio that current period sales bear to the total of current and anticipated revenues. This policy was adopted by the Company in accordance with the provisions of Financial Accounting Standards Board Statement No. 86, "Accounting for Software Development Costs."

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


NOTE D - Summary of Significant Accounting Policies - Continued


6.   Revenue recognition

     Revenue from software sales is recognized on delivery of the software when no further obligations remain under the sales or licensing agreement.

     Revenue from software license agreements that include significant product development is recognized upon the percentage of completion method. As of September 30, 2001 and 2000, there were no costs and estimated earnings in excess of billings or billings in excess of costs on uncompleted contracts.

     Revenue from postcontract customer support is recognized ratably over the period of the postcontract support arrangement.

     Revenue from software services is recognized as the services are performed.

7.   Research and Development expenses

     Research and development expenses, not eligible for capitalization, are charged to expense as incurred.

8.   Advertising expenses

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

9.   Stock Based Compensation

     The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 (APB 25). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


NOTE D - Summary of Significant Accounting Policies - Continued

9.   Stock Based Compensation - continued

     Compensation (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 was effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions of pro forma disclosure requirements of SFAS 123 in the year ended September 30, 1997. Options granted to non- employees are recognized at their estimated fair value at the date of grant.

10.  Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

11.  Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


NOTE D - Summary of Significant Accounting Policies - Continued

11.  Earnings (loss) per share - continued

     As of September 30, 2001 and 2000, the Company's issued and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position.

12.  Recently Issued Pronouncements

     The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.


NOTE E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - Concentrations of Credit Risk

The Company and it's subsidiaries maintain their cash accounts in various financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per financial institution. During the each of the years ended September 30, 2001 and 2000, the Company and it's subsidiaries, at various times, had amounts on deposit in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2001 and 2000, respectively, are as follows:

                                     Year ended        Year ended
                                    September 30,     September 30,
                                        2001              2000
                                    --------------  ----------------
       Federal:
         Current                          $     -           $    -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
       State:
         Current                                -                -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
         Total                            $     -           $    -
                                           ======           ======

As of September 30, 2001, the Company has a net operating loss carryforward of approximately $9,000,000 to offset future taxable income. However, due to a December 2003 change in control transaction and subject to current regulations, the amount and availability of the net operating loss carryforwards will be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


NOTE H - Equity Transactions

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of no par value preferred stock. The preferred stockholders have voting rights equal to that of common stockholders. The preferred stock is convertible into common stock on a one-for-one basis at any time. The preferred stock is nonredeemable, has a

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


preference in liquidation equal to $3 per share plus any declared but unpaid dividends and provides for dividends to be declared at management's discretion. As of September 30, 2000, no dividends have been declared. During the year ended September 30, 2000, all issued and outstanding shares of preferred stock were converted to an equivalent number of common shares. As of September 30, 2000, there are no preferred shares outstanding.

The Company has agreed that the holders of 3DSTockCharts Series A Preferred Stock (Investors) shall have the right to put their shares to the Company in exchange for the Company's issuance to the Investors of shares of the Company's common stock and warrants to purchase shares of the Company's common stock. The Investors may put to the Company either or both of the shares of Series A Preferred Stock and the original warrants to purchase 1,100,000 shares of Common Stock. The Investors may exercise this put right at any time after May 4, 2000 and on or before November 4, 2001. No put rights were exercised by the Investors through the expiration date of this agreement.

Common Stock

On January 14, 2000, the Company sold 250,000 shares of restricted, unregistered common stock through private placements to individual investors for a total of $1,000,000.

On February 23, 2000, the Company sold 166,667 shares of unregistered common stock through private placements to individual investors for a total of $2,000,000. Common stock warrants to purchase 1,000,000 shares of ExperClick common stock at $1.00 per share were also issued in connection with this private placement.

On June 26, 2000, the Company issued 10 shares of restricted, unregistered common stock to an individual as a prize related to a donation to a charitable event.

On August 29, 2000, the Company sold 730 shares of restricted, unregistered common stock to an individual in a private placement for $6,000 cash.

On July 9, 2001, the Company filed two separate Registration Statements Under the Securities Act of 1933 on Forms S-8 registering shares of common stock pursuant to Consultant Option Agreements and shares of common stock pursuant to Employee Benefit Plan. Between July 9, 2001 and September 30, 2001, the Company issued an aggregate 126,709 shares of registered common stock under these Registration Statements.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


NOTE I - Stock Option Plans

ExperTelligence, Inc. 1996 Equity Participation Plan

On August 15, 1996, the Company's Board of Directors of the Company adopted the 1996 Equity Participation Plan, whereby options may be granted to employees, consultants, or independent directors. For Incentive Stock Options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For Nonqualified Stock Options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The Company's Board of Directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 475,000 shares of common stock for the exercise of options under this Plan. As of May 5, 2000, an additional 219,000 shares of common stock were reserved for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 2001 and 2000 for the granting of options under the Plan are 105,800, respectively.

The following tables summarize all common stock options granted through September 30, 2001:

                                                            Weighted average
                                                             price per share
                                                            ----------------
Options outstanding at October 1, 1999          265,000              -
  Issued                                        389,000         $2.810
  Exercised                                     (25,300)        $2.999
  Expired/Terminated                            (40,500)        $2.672
                                                -------
Options outstanding at September 30, 2000       588,200         $6,418
  Issued                                              -              -
  Exercised                                      (3,000)        $1.435
  Expired/Terminated                                  -              -
                                                -------
Options outstanding at September 30, 2001       585,200              -
                                                =======

As of September 30, 2001, there are no granted and outstanding options related to the Nonqualified Stock Option Plan.

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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


NOTE I - Stock Option Plans - Continued

ExperTelligence, Inc. 1996 Equity Participation Plan - continued

Had compensation costs for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and earnings per share would have been:

                                         Year ended        Year ended
                                        September 30,      September 30,
                                            2001             2000
                                        -------------------------------
       Net loss
         As reported                    $(2,368,510)      $(2,599,061)
          Pro forma                     $(2,368,510)      $(3,468,116)
       Primary earnings per share
         As reported                         $(1.00)         $(1.1812)
         Pro forma                           $(1.00)         $(1.5762)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax expense and benefits of approximately $-0- and $398,500 for the years ended September 30, 2001 and 2000, respectively, has not been reflected in the pro forma amounts. The fair value of these options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001 and 2000:

                                         Year ended        Year ended
                                        September 30,     September 30,
                                            2001              2000
                                        -------------------------------
       Expected life (years)                 1-10              1-10
       Risk-free interest rate               6.00%             6.00%
       Volatility                          200.0%            200.0%
       Expected dividends                    None             None

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


NOTE I - Stock Option Plans - Continued

3DStockCharts 2000 Equity Participation Plan

On January 19, 2000, the Board of Directors of 3DStockCharts adopted the 2000 Equity Participation Plan, whereby options may be granted to employees, consultants, or independent directors. For Incentive Stock Options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For Nonqualified Stock Options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The Company's Board of Directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 3,500,000 shares of common stock for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 1001 and 2000 for the granting of options under this Plan is 665,160.

Stock option activity for 3DStockChart's Incentive Stock Option Plan and the Nonqualified Stock Option Plan is show below:

                                                           Weighted average
                                                            price per share
                                                           ----------------
Options outstanding at October 1, 1999               -               -
  Issued                                     2,834,840         $0.5726
  Exercised                                          -               -
  Expired/Terminated                                 -               -
                                             ---------
Options outstanding at September 30, 2000    2,834,840         $0.5726
  Issued                                             -               -
  Exercised                                          -               -
  Expired/Terminated                                 -               -
                                             ---------
Options outstanding at September 30, 2001    2,834,840          $0.5726
                                             =========

As of September 30, 2001 and 2000, 349,840 were granted and outstanding and all were exercisable under the Nonqualified Stock Option Plan.

ExperClick 2000 Equity Participation Plan

On February 7, 2000, the Board of Directors of ExperClick adopted the 2000 Equity Participation Plan whereby options may be granted to employees, consultants, or independent directors. For incentive stock options, the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For nonqualified stock options, the

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


NOTE I - Stock Option Plans - Continued

ExperClick 2000 Equity Participation Plan - continued

exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The Company's Board of Directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 3,000,000 shares of common stock for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 2001 and 2000 for the granting of options under this Plan are 1,435,000.

Stock Option activity for ExperClick's Incentive Stock Option Plan and the Nonqualified Stock Option Plan is shown below:

                                                            Weighted average
                                                             price per share
                                                            ----------------
Options outstanding at October 1, 1999               -                -
  Issued                                     1,565,000            $1.00
  Exercised                                          -                -
  Expired/Terminated                                 -                -
                                             ---------
Options outstanding at September 30, 2000    1,565,000            $1.00
  Issued                                             -                -
  Exercised                                          -                -
  Expired/Terminated                                 -                -
                                             ---------
Options outstanding at September 30, 2001    1,565,000            $1.00
                                             =========

As of September 30, 2001 and 2000, no options have been granted under the Nonqualifying Stock Option Plan.














                [Balance of this page intentionally left blank.]

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


NOTE J - Stock Warrants

ExperTelligence, Inc. Common Stock Warrants

The Company's common stock warrants outstanding as of September 30, 2001 and 2000, respectfully, are as follows:

  Grant date:                   1/31/99   2/28/99   1/14/00   1/21/00
  Expiration date:              1/15/01   2/15/00   1/14/02   1/25/01
  Exercise price                 $10.00    $15.00     $4.00    $10.00
                                                                         TOTALS

Balances at October 1, 1999           -         -         -         -
  Granted                        25,000     2,500    20,000    66,000   113,500
  Exercised                           -         -   (10,000)        -   (10,000)
  Expired                             -    (2,500)        -         -    (2,500)
                                 ------   -------   -------   -------   -------
Balances at September 20, 2000   25,000         -    10,000    66,000   101,000
  Granted                             -         -         -         -         -
  Exercised                           -         -         -         -         -
  Expired                       (25,000)        -         -   (66,000)  (91,000)
                                 ------   -------   -------   -------   -------
Balances at September 30, 2001        -         -         -         -    10,000
                                 ======   =======   =======   =======   =======

The weighted average grant date fair value of warrants granted during the year ended September 30, 2000 was $7.75.

As of September 30, 2001, all other issued stock warrants expired and none were exercised.


NOTE K - Non-Cash Transactions

During the year ended September 30, 2001, one employee exercised a total of 3,000 stock options under the 1996 Equity Participation Plan in the form of a cash-less exercise and forfeited 992 shares of common stock in order to receive 2,008 shares of unregistered common stock.

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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


NOTE L - Significant Customers

The Company was dependent upon three customers for a significant percentage of the total annual revenue for the years ended September 30, 2001 and 2000 and of the outstanding accounts receivable balance at September 30, 2001 and 2000, respectively.


NOTE M - Commitments and Contingencies

Lease obligations

On January 1, 1999, the Company signed a two-year extension of an existing lease, dated December 15, 1995, for office space. The extended lease expires on December 31, 2001 and requires monthly rental payments of approximately $2,445. The monthly rental rate will be adjusted on January 1st of each subsequent year to reflect the year-to-year percentage change in the Los Angeles Consumer Price Index for September. This office space is subleased to the Company's subsidiary, 3DStockCharts.com, Inc., for $4,290 per month based on a month-to- month lease agreement. All intercompany income is eliminated in consolidation.

As of September 1, 1999, the Company subleased additional office space under a non-cancelable operating lease through August 31, 2002. This lease requires monthly rental payments of $8,400. Beginning on September 1, 2000, and every anniversary date thereafter, the monthly rent will be adjusted by the year-to-year percentage change in the Los Angeles Consumer Price Index for the month of July. The Company has an option to extend the sublease for one additional year.

Future amounts due under this agreement are as follows:

                 Year ending
                September 30,         Amount
                -------------        -------
                      2002           $99,984
                                     =======

Deferred Compensation Plan

During the year ended September 30, 2000, the Company implemented a salary deferral plan under Internal Revenue Code Section 401(k). Eligible participants must be 21 years of age and employed for at least 90 days. The Company's contributions to the plan, as determined by the Board of Directors, is discretionary but may not exceed 15% of the participants' compensation. The Company has elected not to make any contributions for 2001 or 2000.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000



NOTE N - Related Party Transactions

The Company uses an outside payroll service and a director on the Company's Board of Directors is also the Chairman of the Board of the outside payroll service.

3DStockCharts has a contract with Island ECN and a director of 3DStockCharts is also an employee of Island ECN. Total payments of approximately $15,000 were made during the years ended September 30, 2001 and 2000.





















                [Balance of this page intentionally left blank.]

                                   SIGNATURES

     In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              ExperTelligence, Inc.


Date: June 6, 2007        By:  /s/ Jason Smart
                               ---------------------------
                               Jason Smart
                               President, Sole Director
                               Chief Executive Officer and
                               Chief Financial Officer



     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

                              ExperTelligence, Inc.


Date: June 6, 2007        By:  /s/ Jason Smart
                               ---------------------------
                               Jason Smart
                               President, Sole Director
                               Chief Executive Officer and
                               Chief Financial Officer