Form 10QSB
period 2001-12-31
EXPERTELLIGENCE INC
filed 2007-06-08
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2001

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

--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [_]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023


Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                              ExperTelligence, Inc.
               Form 10-QSB for the Quarter ended December 31, 2001

                                Table of Contents


                                                                           Page

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements                                              3

     ITEM 2. Management's Discussion and Analysis or Plan of Operation        16

     ITEM 3. Controls and Procedures                                          19


PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                19

     ITEM 2. Recent Sales of Unregistered Securities and Use of Proceeds      19

     ITEM 3. Defaults Upon Senior Securities                                  20

     ITEM 4. Submission of Matters to a Vote of Security Holders              20

     ITEM 5. Other Information                                                20

     ITEM 6. Exhibits and Reports on Form 8-K                                 20

SIGNATURES                                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                                December 31, 2001
                                   Unaudited)

                                                December 31,    December 31,
                                                    2001             2000
                                                ------------    ------------
        ASSETS
Current assets:
  Cash and cash equivalents                     $     48,397    $  2,465,643
  Accounts receivable, net                            34,261          85,173
Inventory                                             18,299          18,299
  Prepaid exp. and other current assets               58,265          88,753
    Deferred tax asset-current                       146,000         146,000
                                                ------------    ------------
     Total current assets                       $    305,222    $  2,803,868

  Product development costs, net                   1,710,273         885,209
  Property and equipment, net                        456,329         683,489
  Deferred tax asset-non-current                     720,000         720,000
  Other non-current assets                            32,319          17,438
                                                ------------    ------------
Total assets                                    $  3,224,143    $  5,110,004
                                                ============    ============
       LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                              $     73,839    $     73,829
  Accrued vacation                                    73,159          56,318
  Other accrued expenses                              21,616               0
                                                ------------    ------------
  Total current liabilities                     $    168,614    $    130,147

Minority Interest in Subsidiary                    2,905,599       3,172,239

Stockholders' equity:
Common stock, no par value.
  Authorized 20,000,000 shares;
  Issued and outstanding, 2,343,180
  shares as of December 31,2001 and
  2,343,140 as of September 30, 2000            $  8,735,534    $  8,734,877

Retained earnings (Accumulated deficit)         $ (8,585,425)   $ (6,927,259)
                                                ------------    ------------
Net stockholders' equity                        $    149,930    $  1,807,618
                                                ------------    ------------
Total liabilities and stockholders equity       $  3,224,143    $  5,110,004
                                                ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                  Three months ended December 31, 2001 and 2000
                                   (Unaudited)

                                                   THREE           THREE
                                                MONTHS ENDED    MONTHS ENDED
                                                  12/31/01        12/31/00
                                                ------------    ------------

Revenues                                        $     61,723    $    108,564
                                                ------------    ------------
Operating costs and expenses

Cost of Sales                                   $          0    $     46,050
Sales & Marketing                                          0         132,300
General & Administration                             211,121         690,039
Research & Development                                     0         272,932
                                                ------------    ------------
Total operating costs & expenses                $    211,121    $    508,143

Loss from operations                            $   (149,398)   $ (1,045,628)

Other expense (income)
Interest expense                                $          0    $         48
Interest income                                            0          60,618
Rental Income                                              0           7,266
Gain/Loss on Fixed Assets                                  0               0
Income Tax                                                 0               0
Deferred Tax Expense                                       0               0
Other                                                      0               0
                                                ------------    ------------
Total other expense (income)                    $          0    $    (67,836)

Net loss before minority interest                   (149,398)       (977,792)
Minority interest                                    (31,000)       (176,163)
                                                ------------    ------------
Net Loss                                        $   (117,398)   $   (801,629)
                                                ============    ============

Basic loss per share                            $       (.05)   $       (.42)
                                                ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                  Three months ended December 31, 2001 and 2000
                                   (Unaudited)

                                                   THREE           THREE
                                                MONTHS ENDED    MONTHS ENDED
                                                  12/31/01        12/31/00
                                                ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss) for the period              $   (117,398)   $   (893,046)
Adjustments to reconcile net loss to net
cash provided by operating activities:
    Minority interest net loss                       (32,000)              0
    Depreciation and amortization                     16,936               0
  Decrease (Increase) in acct. receivable             62,423               0
  Decrease (Increase) in inventory
  Decrease (Increase) in prepaid expenses
    and other current assets                         (31,992)              0
  Increase (Decrease) in accounts payable
    and accrued expenses                             (17,995)              0
  Deferred taxes
  Non-cash expenditures
                                                ------------    ------------
Net cash (used) in Operating Activities         $   (120,026)              0
                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase (Decrease) in Product
  Development Costs                                  (17,077)       (304,849)
  Patents                                             11,632               0
                                                ------------    ------------
Net cash provided (used)
  from Investment Activities                          (5,445)              0
                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES                       0               0
                                                ------------    ------------
Net increase(decrease)in cash
  and cash equivalents                          $   (125,471)   $ (1,197,895)

Cash and cash equivalents at
  beginning of period                           $    173,868    $  3,663,538
                                                ------------    ------------
Cash and cash equivalents at
  end of period                                 $     48,397    $  2,465,643
                                                ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2001 and 2000


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2001 and 2000


NOTE A - Organization and Description of Business - Continued

     - the 3DStockCharts product, including all related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts;
     - the Advertising Commerce Network product, including all related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts;
     -    miscellaneous office furniture and computer equipment.
     -    its interests in any and all third party corporations.

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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2001 and 2000


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2001 and 2000


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2001 and 2000


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2001 and 2000


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2001 and 2000


NOTE D - Summary of Significant Accounting Policies - Continued

9.   Stock Based Compensation

     The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 (APB 25). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 was effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions of pro forma disclosure requirements of SFAS 123 in the year ended September 30, 1997. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2001 and 2000


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2001 and 2000


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


NOTE G - Significant Customers

The Company was dependent upon three customers for a significant percentage of the total annual revenue for the years ended September 30, 2001 and 2000 and of the outstanding accounts receivable balance at September 30, 2001 and 2000, respectively.


NOTE H - Commitments and Contingencies

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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2001 and 2000


NOTE H - Commitments and Contingencies - Continued

Future amounts due under this agreement are as follows:

                       Year ending
                       September 30,              Amount
                       -------------            ----------

                                2002            $   99,984
                                                ==========

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


NOTE I - Related Party Transactions

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Business

General

     The Company intends to locate and combine with an existing, privately_held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly_held corporation.

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

The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

1. will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

2. will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

3. will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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


ITEM 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                          PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings

     None


ITEM 2. Recent Sales of Unregistered Securities and Use of Proceeds

     None

ITEM 3. Defaults on Senior Securities

     None


ITEM 4. Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.


ITEM 5. - Other Information

     None


ITEM 6.  Exhibits and Reports filed on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ExperTelligence, Inc.

Date: June 6, 2007        By:  /s/ Jason Smart
                               ---------------------------
                               Jason Smart
                               Chief Executive Officer and
                               Chief Financial Officer