Form 10QSB
period 2002-03-31
EXPERTELLIGENCE INC
filed 2007-06-12
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2002

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
               Form 10-QSB for the Quarter ended March 31, 2002

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                                 March 31, 2002
                                   Unaudited)

                                                   March 31,      March 31,
                                                    2002             2001
                                                ------------    ------------
        ASSETS
Current assets:
  Cash and cash equivalents                     $    148,459    $  1,338,933
  Accounts receivable, net                            12,416          57,856
  Inventory                                           18,299          18,299
  Prepaid exp. and other current assets               30,298         103,193
  Deferred tax asset-current                         146,000         146,000
                                                ------------    ------------
        Total current assets                    $    255,472    $  1,664,281

  Product development costs, net                   1,706,692       1,300,355
  Property and equipment, net                         44,372         720,151
  Deferred tax asset-non-current                     720,000         720,000
  Other non-current assets                           (35,290)         26,883
                                                ------------    ------------
         Total fixed assets                     $  2,907,354    $  2,767,389
                                                ------------    ------------
        Total assets                            $  3,162,826    $  4,431,670
                                                ============    ============
LIABILITIES &STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                              $     13,418    $    128,903
  Accrued vacation                                     7,035          78,397
  Other accrued expenses                               8,775               0
  D. Bollay                                          130,720               0
                                                ------------    ------------
        Total current liabilities               $    169,948    $    207,300

Minority Interest in Subsidiary                    2,931,513      416,761

Stockholders' Equity:
Common stock, no par value.
  Authorized 20,000,000 shares;
  Issued and outstanding, 2,343,180
  shares at March 31, 2002 and 2,343,140
  March 31, 2001                                $  8,735,355    $ 11,399,586

Retained earnings (Accumulated deficit)         $ (8,673,990)   $ (7,591,977)
                                                ------------    ------------
Net Stockholders' Equity                              61,365       3,807,610
                                                ------------    ------------
Total Liabilities and Stockholders' Equity      $  3,162,826    $  4,431,670
                                                ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
               Three and six months ended March 31, 2002 and 2001
                                   (Unaudited)

                                        Three months   Three months    Six months      Six months
                                           ended          ended          ended           ended
                                          March 31,      March 31,      March 31,       March 31,
                                            2002           2001           2002            2001
                                        ------------   ------------   ------------    ------------
Revenues                                $     69,630   $     70,812   $    131,353    $    179,376

Operating costs and expenses
 Cost of Sales                          $     11,018   $     28,935   $     11,018    $     74,985
 Sales & Marketing                                 0         92,825              0         225,125
 General & Administration                    169,082        788,858        380,203       1,478,897
 Research & Development                                       1,121                        221,294
                                        ------------   ------------   ------------    ------------
Total operating costs & expenses        $    180,100   $    911,739   $    391,221    $  2,000,301

Profit/(loss) from operations           $   (110,470)  $   (840,927)  $   (259,868)   $ (1,820,925)

Other expense (income)
 Interest expense                       $          0   $        490   $          0    $        538
 Interest income                                   0        (33,269)             0         (81,017)
 Rental Income                                     0         (1,662)             0          (8,928)
 Income Tax                                        0          1,759              0           1,759
 Deferred Tax Expense                              0              0              0               0
 Other                                             0              0                        (22,555)
  Total other expense (income)                              (32,682)

Net loss before Minority Interest       $   (110,470)  $   (840,927)  $   (259,868)   $   (110,203)
 Minority Interest Net Loss                  (23,000)      (107,133)       (54,000)       (266,930)
                                        ------------   ------------   ------------    ------------
 Net Loss                               $    (79,470)  $   (733,794)  $   (205,868)   $ (1,443,792)
                                        ============   ============   ============    ============

Net income (loss) per share             $      (.01)   $       (.30)  $       (.03)   $       (.62)
                                        ============   ============   ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                    Six months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                Period from
                                                 Six months      six months
                                                   ended           ended
                                                  March 31,       March 31,
                                                    2002             2001
                                                ------------    ------------

Cash Flows from Operating Activities            $   (205,967)   $ (1,538,284)

Net Income (loss) for the period
 Income (loss) to net cash used
    By operating activities:
  Minority Interest net loss                         (54,600)              0
  Depreciation and amortization                       48,771               0
  Decrease (Increase) in Accts Receivable            (84,268)              0
  Decrease (Increase) in Inventory                         0               0
  Decrease (Increase) in Prepaid                      (4,025)              0

 Expenses and other current assets
  Increase (Decrease) in Accts Payable                33,458               0

 And accrued expenses
  Deferred taxes                                           0               0
  Non-cash expenditures                               (7,057)              0
                                                ------------    ------------
Net cash provided (used)
    by Operating activities                     $   (104,552)              0

Cash Flows from Investing Actities              $          0    $   (786,321)
(Increase)(Decrease) in Product                       (1,239)              0
Development Costs
Purchases of property and equipment                   21,214               0
Parents                                                1,596               0
                                                ------------    ------------
Net cash provided (used)
  From investment activities                         (20,857)              0
                                                ------------    ------------
Cash flows from financing activities
Proceeds from stock issuance                    $          0    $          0

Net increase (decrease) in cash                 $   (125,409)   $  (2,324,605)

Cash and cash equivalents as of
Beginning of period                             $    173,868    $  3,663,538
                                                ------------    ------------
Cash and equivalents at period end              $     48,459    $  1,338,933
                                                ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2002 and 2001


NOTE H - Commitments and Contingencies - Continued

Future amounts due under this agreement are as follows:

                  Year ending
                  September 30,       Amount
                  -------------      -------
                           2002      $99,984
                                     ======

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