Form 10QSB
period 2002-06-30
EXPERTELLIGENCE INC
filed 2007-06-12
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
               Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements                                              3

     ITEM 2. Management's Discussion and Analysis or Plan of Operation        15

     ITEM 3. Controls and Procedures                                          17


PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                18

     ITEM 2. Recent Sales of Unregistered Securities and Use of Proceeds      18

     ITEM 3. Defaults Upon Senior Securities                                  18

     ITEM 4. Submission of Matters to a Vote of Security Holders              18

     ITEM 5. Other Information                                                18

     ITEM 6. Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                                  June 30, 2002
                                   (Unaudited)

                                                  June 30,        June 30,
                                                    2002            2001
                                                ------------    ------------
         ASSETS
Current assets:
  Cash and cash equivalents                     $     46,036    $    447,384
  Accounts receivable, net                            26,448          68,230
Inventory                                             18,298          18,299
  Prepaid exp. and other current assets               42,934          61,203
    Deferred tax asset-current                       146,000         146,000
                                                ------------    ------------
     Total current assets                       $    279,716    $    741,116

  Product development costs, net                   1,586,892       1,544,734
  Property and equipment, net                        553,882         653,767
  Deferred tax asset-non-current                     645,000         720,000
  Other non-current assets                           (35,290)         26,883
                                                ------------    ------------
Total assets                                    $  3,100,780    $  3,686,500
                                                ============    ============
LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                              $     31,693    $    144,624
  Accrued vacation                                     7,035          11,683
  Other accrued expenses                                   0               0
  D. Bollay                                           22,580               0
  Prock                                              102,000               0
                                                ------------    ------------
  Total current liabilities                     $    163,308    $    156,307

Minority Interest in Subsidiary                    2,900,513         320,804

Stockholders' equity:
 Common stock, no par value.
   Authorized 20,000,000 shares; Issued
   and outstanding, 2,343,180 shares as
   of June 30, 2002 and 2,343,140 as of
   June 30, 2001                                $  8,735,534    $ 11,399,586

Retained earnings (Accumulated deficit)         $ (8,698,396)   $ (8,190,197)
                                                ------------    ------------
Net stockholders' equity                        $     36,959    $  3,209,389
                                                ------------    ------------

Total liabilities and stockholders equity       $  3,100,780    $  3,686,500
                                                ============    ============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
               Nine and Three months ended June 30, 2002 and 2001
                                   (Unaudited)

                                        Three months   Three months   Nine months     Nine months
                                           ended          ended          ended           ended
                                          June 30,       June 30,       June 30,        June 30,
                                            2002           2001           2002            2001
                                        ------------   ------------   ------------    ------------

Revenues                                $    172,301   $     74,369   $    303,654    $    253,745
                                        ------------   ------------   ------------    ------------
Operating costs and expenses
  Cost of Sales                         $     (5,000)  $     32,176   $      6,018    $    107,161
  Sales & Marketing                                0         29,626              0         254,751
  General & Administration                   233,116        638,084        613,319       2,116,981
  Research & Development                           0         95,135              0         316,429
                                        ------------   ------------   ------------    ------------
Total operating costs & expenses        $    228,106   $    795,021   $    619,327    $  2,795,322

Loss from operations                    $    (55,815)  $   (720,652)  $   (315,683)   $ (2,541,577)

Other expense (income)                             0              0              0           1,327
  Interest expense                                 0            789              0        (100,020)
  Interest income                                  0        (19,003)             0               0
  Rental Income                                    0          8,928              0               0
  Gain/Loss on Fixed Assets                        0              0              0               0
  Income Tax                                       0             60              0           1,819
  Deferred Tax Expense                             0              0              0               0
  Other                                            0          5,306              0               0
                                        ------------   ------------   ------------    ------------
Total other expense (income)            $    (67,836)        (3,920)             0         (17,249)

Net loss before Minority Interest            (55,815)      (720,021)      (315,683)     (2,655,680)
Minority Interest                            (31,000)       (95,968)       (85,000)       (362,898)
                                        ------------   ------------   ------------    ------------
Net Loss                                $    (24,815)  $   (620,764)  $   (230,683)   $ (2,064,556)
                                        ============   ============   ============    ============

Basic loss per share                    $       (.01)  $       (.42)  $       (.10)   $       (.88)
                                        ============   ============   ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                    Nine months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                  Nine months     Nine months
                                                     ended           ended
                                                 June 30, 2002   June 30, 2001
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss) for the period               $    (230,373)  $  (2,064,556)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
      Minority interest net loss                       (85,000)       (363,898)
      Depreciation and amortization                          0         193,396
  Decrease (Increase) in acct. receivable               84,268          50,318
  Decrease (Increase) in inventory                           0               0
  Decrease (Increase) in prepaid expenses                    0               0
    And other current assets                            (4,025)          4,529
  Increase (Decrease) in accounts                            0               0
  Payable & accrued expenses                            33,660         (58,629)
  Deferred taxes                                             0               0
  Non-cash expenditures                                      0               0
                                                 -------------   -------------
Net cash provided (used) in Operating Activities $    (201,470)  $  (2,237,840)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase (Decrease) in Product
  Development Costs                                      2,910        (822,513)
  Purchases of property & equipment                    (21,214)       (150,644)
  (Increase) Decrease in other asset                         0          (5,156)
                                                 -------------   -------------
Net cash provided (used) from
   Investment Activities                               (18,304)       (978,313)

CASH FLOWS FROM FINANCING ACTIVITIES                         0               0
                                                 -------------   -------------
Net increase(decrease)in cash
    and cash equivalents                         $    (219,904)  $  (3,216,154)

Cash and cash equivalents as
    of beginning of period                       $     173,868   $   3,676,974
                                                 -------------   -------------
Cash and cash equivalents as of period end       $      46,036   $     460,820
                                                 =============   =============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             June 30, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2002 and 2001


NOTE D - Summary of Significant Accounting Policies - Continued

6.   Revenue recognition - continued

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

10.  Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2002 and 2001


NOTE D - Summary of Significant Accounting Policies - Continued

10.  Income Taxes - continued

     statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2002 and 2001


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


NOTE H - Commitments and Contingencies

Lease obligations

On January 1, 1999, the Company signed a two-year extension of an existing lease, dated December 15, 1995, for office space. The extended lease expires on

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2002 and 2001


NOTE H - Commitments and Contingencies

Lease obligations - continued

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

Future amounts due under this agreement are as follows:

                 Year ending
                 September 30,         Amount
                 -------------       ---------
                      2002            $99,984
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