Form 10QSB
period 2002-12-31
EXPERTELLIGENCE INC
filed 2007-06-12
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
               Form 10-QSB for the Quarter ended December 31, 2002

                                Table of Contents


                                                                           Page
PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements                                              3

     ITEM 2. Management's Discussion and Analysis or Plan of Operation        16

     ITEM 3. Controls and Procedures                                          18


PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                19

     ITEM 2. Recent Sales of Unregistered Securities and Use of Proceeds      19

     ITEM 3. Defaults Upon Senior Securities                                  19

     ITEM 4. Submission of Matters to a Vote of Security Holders              19

     ITEM 5. Other Information                                                19

     ITEM 6. Exhibits and Reports on Form 8-K                                 20

SIGNATURES                                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                           December 31, 2002 and 2001
                                   Unaudited)

                                                December 31,    December 31,
                                                    2002             2001
                                                ------------    ------------
        ASSETS
Current assets:
  Cash and cash equivalents                     $     13,523    $     48,397
  Accounts receivable, net                            21,833          34,261
Inventory                                                  0          18,299
  Prepaid exp. and other current assets                6,266          58,265
    Deferred tax asset-current                       146,000         146,000
                                                ------------    ------------
     Total current assets                       $    187,622    $    305,222

  Product development costs, net                   1,273,750       1,710,273
  Property and equipment, net                        398,375         456,329
  Deferred tax asset-non-current                     720,000         720,000
  Other non-current assets                            38,820          32,319
                                                ------------    ------------
Total assets                                    $  2,618,567    $  3,224,143
                                                ============    ============
LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                              $     31,693    $     73,839
  Accrued vacation                                     7,035          73,159
  Other accrued expenses                                   0          21,616
  D. Bollay                                           22,580               0
  Prock                                              102,000               0
                                                ------------    ------------
  Total current liabilities                     $    163,308    $    168,614

Minority Interest in Subsidiary                    2,900,513               0

Stockholders' equity:
 Common stock, no par value.
   Authorized 20,000,000 shares; Issued and
   outstanding, 2,343,180 shares as of
   December 31,2002 and 2,343,180 as of
   December 31, 2001                            $  8,735,534    $  8,735,534
Retained earnings (Accumulated deficit)           (9,192,402)     (8,585,425)
                                                ------------    ------------
Net stockholders' equity                        $   (456,868)   $    149,930
                                                ------------    ------------

Total liabilities and stockholders equity       $  2,618,567    $  3,224,143
                                                ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                  Three months ended December 31, 2002 and 2001
                                   (Unaudited)

                                                   THREE           THREE
                                                MONTHS ENDED    MONTHS ENDED
                                                  12/31/02        12/31/01
                                                ------------    ------------

Revenues                                        $     57,316    $     61,723
                                                ------------    ------------
Operating costs and expenses

Cost of Sales                                   $          0    $          0
Sales & Marketing                                          0               0
General & Administration                             225,559         211,121
Research & Development                                     0               0
                                                ------------    ------------
Total operating costs & expenses                $    225,559    $    211,121

Loss from operations                            $   (168,243)   $   (149,398)

Other expense (income)
Interest expense                                $          0    $          0
Interest income                                            0               0
Rental Income                                              0               0
Gain/Loss on Fixed Assets                                  0               0
Income Tax                                                 0               0
Deferred Tax Expense                                       0               0
Other                                                      0               0
                                                ------------    ------------
Total other expense (income)                    $          0    $          0

Net loss before minority int                        (168,243)       (149,398)
Minority interest                                    (28,291)        (31,000)

Net Loss                                        $   (139,952)   $   (117,398)
                                                ============    ============
Basic loss per share                            $       (.06)   $       (.05)
                                                ============    ============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                  Three months ended December 31, 2002 and 2001
                                   (Unaudited)

                                                   THREE           THREE
                                                MONTHS ENDED    MONTHS ENDED
                                                  12/31/01        12/31/00
                                                ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss) for the period              $   (139,952)   $   (117,398)
Adjustments to reconcile net loss to net
 cash provided by operating activities
    Minority interest net loss                       (28,291)         32,000
    Depreciation and amortization                     16,123          16,936
  Decrease (Increase) in acct. receivable             62,423          62,423
  Decrease (Increase) in inventory                         0               0
  Decrease (Increase) in prepaid expenses                  0               0
    And other current assets                          19,825         (31,992)
  Increase (Decrease) in accounts                          0               0
  Payable & accrued expenses                          74,604         (17,995)
  Deferred taxes                                           0               0
  Non-cash expenditures                                    0               0
                                                ------------    ------------
Net cash (used) in Operating Activities         $    (57,691)   $   (120,026)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase (Decrease) in Product
  Development Costs                                        0               0
  Purchases of Property & Equipment                  (28,226)        (17,077)
  Patents                                                  0          11,632
                                                ------------    ------------
Net cash provided (used) from
 Investment Activities                               (28,226)         (5,445)

CASH FLOWS FROM FINANCING ACTIVITIES                       0               0
                                                ------------    ------------
Net increase(decrease)in cash
 and cash equivalents                           $    (29,465)   $   (125,471)

Cash and cash equivalents as
 of beginning of period                         $     42,988    $    173,868
                                                ------------    ------------
Cash and cash equivalents as
 of period end                                  $     13,523    $     48,397
                                                ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2002 and 2001


NOTE D - Summary of Significant Accounting Policies - Continued

1.   Cash and cash equivalents - continued

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

5.   Product Development Costs

     Product development costs represent the costs of new products and new application enhancements to existing products incurred subsequent to establishing technological feasibility of the product and prior to the date the product is available for release to customers. Amortization is calculated using the straight-line method over its economic useful life,

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2002 and 2001


NOTE D - Summary of Significant Accounting Policies - Continued

5.   Product Development Costs - continued

     approximately five years, or on a product-by-product basis in the ratio that current period sales bear to the total of current and anticipated revenues. This policy was adopted by the Company in accordance with the provisions of Financial Accounting Standards

     Board Statement No. 86, "Accounting for Software Development Costs."

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

9.   Stock Based Compensation

     The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2002 and 2001


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2002 and 2001


NOTE H - Commitments and Contingencies - Continued

Future amounts due under this agreement are as follows:

                   Year ending
                   September 30,       Amount
                   -------------      --------
                            2002      $ 99,984
                                      ========

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

     For the year ended September 30, 2002 and 2001, the Company realized consolidated net revenues of approximately $369,686 and $484,000, respectively.

     In conjunction with the recognition of the above net revenues, the Company experienced costs of providing services of approximately $758,873 and $133,000, respectively.

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