Form 10KSB
period 2002-09-30
EXPERTELLIGENCE INC
filed 2007-06-14
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended: September 30, 2002


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



The issuer's revenues for the fiscal year ended September 30, 2002 were $370,000.



The aggregate market value of voting common equity held by non-affiliates as of May 15, 2007 was approximately $-0-, as there is no active trading available for the Registrant's equity securities.



As of May 15, 2007, there were 20,463,023 shares of Common Stock issued and outstanding.



Transitional Small Business Disclosure Format: Yes [_]   No [X]

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

     On May 12, 2003, the Company announced that it has acquired substantially all of the assets of 3DStockCharts.com, Inc.. The Company paid approximately$251,000 for the assets and made separate arrangements with key engineers and other staff members. The Company paid for the assets by canceling the aforementioned promissory note that it held against 3DStockCharts.

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

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker- dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.


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








                [Balance of this page intentionally left blank.]

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


ITEM 7 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Biographical Information

     Jason Smart. Born March 30, 1980, owns and operates Strategic Consultants, Inc., a market research company, based in Ontario Canada. Mr. Smart has owned and operated this company since early 2000. Through Mr. Smart, Strategic Consultants, Inc., provides advertising assessment studies for companies and products. The studies include focus on product and service awareness and satisfaction, competitive analysis of product and services, consumer analysis of product and services, specific customer satisfaction, imaging and positioning of products and services, pricing analysis of product and services and service quality and product/service development, as well as real estate projections.

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

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None

ITEM 14 - Principal Accountant Fees and Services

                                        Year ended        Year ended
                                       September 30,    September 30,
                                           2002               2001
                                       -------------    -------------
1.   Audit fees                        $           -    $           -
2.   Audit-related fees                            -                -
3.   Tax fees                                      -                -
4.   All other fees                                -                -
                                       -------------    -------------
   Totals                              $           -    $           -
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

     The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2002 and 2001 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

     Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2002 and 2001 for filing with the Securities and Exchange Commission.

     The Company's principal accountant, Lawrence Scharfman & Co., CPA, P. C. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.


              (Financial statements follow, beginning on Page F-1.)

                              ExperTelligence, Inc.

                                    CONTENTS


                                                                          Page

Report of Independent Certified Public Accountants                         F-2

Financial Statements
   Consolidated Balance Sheets as of September 30, 2002 and 2001           F-3

   Consolidated Statements of Operations and Comprehensive Loss
     for the years ended September 30, 2002 and 2001                       F-4

   Consolidated Statement of Changes in Shareholders' Equity
     for the years ended September 30, 2002 and 2001                       F-5

   Consolidated Statements of Cash Flows
     for the years ended September 30, 2002 and 2001                       F-6

   Notes to Consolidated Financial Statements                              F-7

                        Letterhead of Lawrence Scharfman, CPA, P.A.

        Report of Registered Independent Certified Public Accounting Firm


Board of Directors and Stockholders
ExperTelligence, Inc.


We have audited the accompanying consolidated balance sheets of ExperTelligence, Inc. (a Nevada corporation) as of September 30, 2002 and 2001 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended September 30, 2002 and 2001, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExperTelligence, Inc. as of September 30, 2002 and 2001 and the results of their consolidated operations and consolidated cash flows for each of the two years ended September 30, 2002 and 2001, respectively, in conformity with accounting principles generally accepted in the United States of America.

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


                                               /s/ Lawrence Scharfman, CPA, P.A.
                                               ---------------------------------
                                                   Lawrence Scharfman, CPA, P.A.

Boynton Beach, FL
May 15, 2007

                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and 2001

                                                    2002         2001
                                                -----------   -----------
                ASSETS
CURRENT ASSETS
Cash
Non-interest bearing                            $    42,985   $    43,261
Interest                                                  -       130,607
                                                -----------   -----------
Total Cash                                           42,985       173,868

Accounts receivable -
 net of allowance of -0- for 2002 and 2001           37,956        96,684
Inventory                                                 -        18,299
Prepaid expenses                                      6,091        26,273
Prepaid royalties                                         -             -
Deferred tax assets                                 146,000       146,000
Due from Mc Namara                                   20,000             -
                                                -----------   -----------
  Total Current Assets                              253,032       461,124
                                                -----------   -----------
PROPERTY AND EQUIPMENT - net                    $   424,017   $   466,586

OTHER ASSETS
Product development costs, net                    1,276,334     1,707,931
  Deferred tax assets                               720,000       720,000
  Patent costs, net of amortization                  38,820        33,694
  Investments                                             -             -
  Total Other Asset                               2,035,154     2,461,625
                                                -----------   -----------
  TOTAL ASSETS                                  $ 2,712,203   $ 3,389,335
                                                ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Brock                                         $   102,000   $         0
  Accounts payable                                  174,440       101,670
  Accrued liabilities                                22,454        23,137
  Accrued vacation                                    7,035        11,683
                                                -----------   -----------
    Current Liabilities                             305,929       136,490
                                                -----------   -----------

MINORITY INTEREST IN SUBSIDIARY                     289,765     2,985,513

SHAREHOLDERS' EQUITY:
Preferred stock - no par value, authorized
  1,000,000 shares; issued and outstanding
  -0- shares for 2000 and 159,244 shares for
  1999 (liquidation preference is $3 per share,
  see Note 3)                                             -             -
Common stock, no par value, authorized 20,000,000
  shares; issued and outstanding 2,343,180 for
  2002 and 2,343,180 shares for 2001              8,735,355     8,735,355
    Accumulated deficit                           9,226,896    (8,468,023)
                                                -----------   -----------
  Total Shareholders' Equity                       (491,541)      267,332
                                                -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 2,712,203   $ 3,389,335
                                                ===========   ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
              LOSS For the Years Ended September 30, 2001 and 2000

                                                    2002         2001
                                                -----------   -----------

INCOME                                          $   369,686   $   484,181
                                                -----------   -----------
OPERATING COSTS AND EXPENSES
 Cost of sales                                        6,018       133,065
 Selling and marketing                                    -       370,909
 General and administration                               -     2,577,261
 Research and development                         1,226,924       108,227
                                                -----------   -----------
 Total Operating Costs and Expenses               1,232,942     3,189,227
                                                -----------   -----------
LOSS FROM OPERATIONS                               (863,256)   (2,705,281)

OTHER (INCOME) EXPENSES
Interest income                                           -             -
Rental income                                             -             -
                                                -----------   -----------
Total Other (Income) Expenses                             -             -

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST     (863,256)    2,705,281

INCOME TAXES                                        (16,500)      (22,545)
MINORITY INTEREST                                   (87,883)     (362,898)
                                                -----------   -----------
  NET LOST                                      $  (758,873)  $(2,319,838)
                                                ===========   ===========
EARNINGS PER COMMON SHARE
  NET LOSS                                      $     (0.32)  $     (1.00)
                                                ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        2,343,180     2,343,180
                                                ===========   ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Years Ended September 30, 1998 to and 2002

                                          Preferred  Stock       Common      Stock                   Shareholders'
                                          Shares     Amount      Shares      Amount     Deficit         Equity
                                         -------------------------------------------------------------------------

Balance, September 30,  1998             159,244     $  318,487  1,471,921  $ 3,651,890 $ (2,422,557) $  1,547,820

Stock issued in private placement              -              -    202,000    1,187,000            -     1,187,000
Stock issued for services and equipment        -              -     44,667      455,000            -       455,000
Stock issued - stock options and
 warrants exercise                             -              -     15,863       45,000            -        45,000
Net loss                                       -              -          -            -   (1,126,567)   (1,126,567)
                                         -------------------------------------------------------------------------
Balance, September 30,  1999             159,244     $  318,487  1,734,451  $ 5,338,890 $ (3,549,124) $  2,108,253

Stock issued in private placement              -              -    416,667    3,000,000            -     3,000,000
Stock issued - stock options and
 warrants exercised                            -              -     32,778       77,500            -        77,500
Preferred stock converted to
 common stock                           (159,244)      (318,487)   159,244      318,487            -             -
Net loss                                       -              -          -            -   (2,599,061)   (2,599,061)
                                         -------------------------------------------------------------------------
Balance,  September 30, 2000                   -     $        -  2,343,180  $ 8,734,877 $ (6,148,185) $  2,586,692
Stock issued
Net loss                                                                                  (2,319,838)   (2,319,838)
                                         -------------------------------------------------------------------------
Balance, September 30, 2001                    -              -  2,343,180    8,735,354   (8,468,023)      267,332
Net loss                                                                                    (758,873)     (758,873)
                                         -------------------------------------------------------------------------
Balance September 30, 2002                     -              -  2,343,618    8,735,354   (9,226,896)     (491,541)

                  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended September 30, 2002 and 2001

                                                    2002         2001
                                                -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Collections from customers                      $         -   $         -
Interest collected                                        -             -
Rent collected                                            -             -
Taxes paid                                                -             -
Cash paid to suppliers and employees                      -             -
                                                -----------   -----------
NET CASH USED BY OPERATING ACTIVITIES           $  (464,914)  $(2,500,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in product development costs               431,597      (885,711)
Purchase of property and equipment                  (97,563)      (77,460)
Purchase of investment                                    -             -
Sale of equipment                                         -             -
                                                -----------   -----------
NET CASH USED BY INVESTING ACTIVITIES           $   334,034   $  (963,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issuance                                     -           477
Minority interest in subsidiary                           -             -
                                                -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       $         -   $       477

INCREASE IN CASH                                $  (130,880)  $(3,463,213)

CASH AND EQUIVALENTS - BEGINNING OF YEAR        $   173,868   $ 3,637,081

CASH AND EQUIVALENTS - END OF YEAR              $    42,988   $   173,868

RECONCILIATION OF NET LOSS TO NET CASH
  USED BY OPERATING ACTIVITIES:
Net loss                                        $ (758,873)   $(2,319.838)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
  Loss on sale of investment                              -             -
  Depreciation and amortization                     149,518       224,370
  Deferred tax expense (benefit)                    (16,500)      (22,545)
  Bad debt                                                -             -
  Non cash expenditures                                   -        27,200
  Minority interest                                 (86,928)     (362,898)
Changes in:
  Accounts receivable                                58,728        21,550
  Inventory                                               -             -
  Prepaid expenses                                   20,182        39,040
  Patent costs                                       (5,126)      (16,033)
  Accounts payable and accrued expenses             169,437        13,207
  Accrued vacation                                    4,628       (78,167)
                                                -----------   -----------
NET CASH USED BY OPERATING ACTIVITIES           $  (464,914)  $(2,500,519)

                  The accompanying notes are an integral part of these consolidated financial statements.

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2002 and 2001


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


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


NOTE F - Concentrations of Credit Risk

The Company and it's subsidiaries maintain their cash accounts in various financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per financial institution. During the each of the years ended September 30, 2002 and 2001, the Company and it's subsidiaries, at various times, had amounts on deposit in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.





                [Balance of this page intentionally left blank.]

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2002 and 2001, respectively, are as follows:

                                     Year ended        Year ended
                                    September 30,     September 30,
                                        2002              2001
                                    --------------  ----------------
       Federal:
         Current                          $     -           $    -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
       State:
         Current                                -                -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
         Total                            $     -           $    -
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


NOTE H - Equity Transactions

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of no par value preferred stock. The preferred stockholders have voting rights equal to that of common stockholders. The preferred stock is convertible into common stock on a

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


NOTE H - Equity Transactions - Continued

one-for-one basis at any time. The preferred stock is nonredeemable, has a preference in liquidation equal to $3 per share plus any declared but unpaid dividends and provides for dividends to be declared at management's discretion. As of September 30, 2000, no dividends have been declared. During the year ended September 30, 2000, all issued and outstanding shares of preferred stock were converted to an equivalent number of common shares. As of September 30, 2000, there are no preferred shares outstanding.

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

In October 2001 and December 2001, the Company issued an aggregate 124,205 shares of registered common stock pursuant to the aforementioned Registration Statement(s) on Form S-8.


NOTE I - Stock Option Plans

ExperTelligence, Inc. 1996 Equity Participation Plan

On August 15, 1996, the Company's Board of Directors of the Company adopted the 1996 Equity Participation Plan, whereby options may be granted to employees, consultants, or independent directors. For Incentive Stock Options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For Nonqualified Stock Options, the exercise price shall be not less than 85% of the fair market value of a share of

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


NOTE I - Stock Option Plans - Continued

common stock on the date the option is granted. The Company's Board of Directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 475,000 shares of common stock for the exercise of options under this Plan. As of May 5, 2000, an additional 219,000 shares of common stock were reserved for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 2002 and 2001 for the granting of options under the Plan are 105,800, respectively.

The following tables summarize all common stock options granted through September 30, 2002:

                                                            Weighted average
                                                             price per share
                                                            ----------------

Options outstanding at September 30, 2000       588,200         $6,418
  Issued                                              -              -
  Exercised                                      (3,000)        $1.435
  Expired/Terminated                                  -              -
                                                -------
Options outstanding at September 30, 2001       585,200              -
  Issued                                              -
  Exercised                                    (124,205)        $0.01
  Expired/Terminated                                  -             -
                                                -------

Options outstanding at September 30, 2002       460,995             -
                                                =======

As of September 30, 2002, there are no granted and outstanding options related to the Nonqualified Stock Option Plan.

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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001



NOTE I - Stock Option Plans - Continued

ExperTelligence, Inc. 1996 Equity Participation Plan - continued

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. In addition, potential deferred tax expense and benefits of approximately $-0- and $-0- for the years ended September 30, 2002 and 2001, respectively, has not been reflected in the pro forma amounts. The fair value of these options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001 and 2000:

                                         Year ended        Year ended
                                        September 30,     September 30,
                                            2002              2001
                                        -------------------------------
       Expected life (years)                 1-10              1-10
       Risk-free interest rate               6.00%             6.00%
       Volatility                          200.0%            200.0%
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



                [Remainder of this page intentionally left blank.]

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


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

Stock option activity for 3DStockChart's Incentive Stock Option Plan and the Nonqualified Stock Option Plan is show below:

                                                           Weighted average
                                                            price per share
                                                           ----------------
Options outstanding at October 1, 2000               -               -
  Issued                                     2,834,840         $0.5726
  Exercised                                          -               -
  Expired/Terminated                                 -               -
                                             ---------
Options outstanding at September 30, 2001    2,834,840         $0.5726
  Issued                                             -               -
  Exercised                                          -               -
  Expired/Terminated                                 -               -
                                             ---------
Options outstanding at September 30, 2002    2,834,840          $0.5726
                                             =========

As of September 30, 2002 and 2001, 349,840 were granted and outstanding and all were exercisable under the Nonqualified Stock Option Plan.

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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


NOTE I - Stock Option Plans - Continued

ExperClick 2000 Equity Participation Plan - continued

Stock Option activity for ExperClick's Incentive Stock Option Plan and the Nonqualified Stock Option Plan is shown below:

                                                            Weighted average
                                                             price per share
                                                            ----------------
Options outstanding at October 1, 2000               -                -
  Issued                                     1,565,000            $1.00
  Exercised                                          -                -
  Expired/Terminated                                 -                -
                                             ---------
Options outstanding at September 30, 2001    1,565,000            $1.00
  Issued                                             -                -
  Exercised                                          -                -
  Expired/Terminated                                 -                -
                                             ---------
Options outstanding at September 30, 2002    1,565,000            $1.00
                                             =========

As of September 30, 2002 and 2001, no options have been granted under the Nonqualifying Stock Option Plan.


NOTE J - Stock Warrants

ExperTelligence, Inc. Common Stock Warrants

The Company's common stock warrants outstanding as of September 30, 2002 and 2001, respectfully, are as follows:

  Grant date:                   1/31/99   2/28/99   1/14/00   1/21/00
  Expiration date:              1/15/01   2/15/00   1/14/02   1/25/01
  Exercise price                 $10.00    $15.00     $4.00    $10.00
                                                                         TOTALS

Balances at October 1, 2000       25,000        0    10,000    66,000   101,000
  Granted                             0         0         0         0         0
  Exercised                           0         0         0         0         0
  Expired                       (25,000)        0         0   (66,000)  (91,000)
                                 ------   -------   -------   -------   -------

Balances at September 30, 2001        0         0         0         0    10,000
  Granted                             0         0         0         0         0
  Exercised                           0         0         0         0         0
  Expired                             0         0   (10,000)        0   (10,000)
                                 ------   -------   -------   -------   -------

Balances at September 30, 2002        0         0         0         0         0
                                 ======   =======   =======   =======   =======

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2002 and 2001


NOTE J - Stock Warrants - Continued

The weighted average grant date fair value of warrants granted during the year ended September 30, 2002 was $7.75.

As of September 30, 2002, all other issued stock warrants expired and none were exercised.


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2001 and 2000


NOTE M - Commitments and Contingencies - Continued

Lease obligations - Continued

As of September 30, 2002, all of the above leases had expired and, where appropriate, were continued on a month- to-month basis.

Deferred Compensation Plan

During the year ended September 30, 2000, the Company implemented a salary deferral plan under Internal Revenue Code Section 401(k). Eligible participants must be 21 years of age and employed for at least 90 days. The Company's contributions to the plan, as determined by the Board of Directors, is discretionary but may not exceed 15% of the participants' compensation. The Company has elected not to make any contributions for 2002 or 2001.


NOTE N - Related Party Transactions

The Company uses an outside payroll service and a director on the Company's Board of Directors is also the Chairman of the Board of the outside payroll service.

3DStockCharts has a contract with Island ECN and a director of 3DStockCharts is also an employee of Island ECN. Total payments of approximately $15,000 were made during the years ended September 30, 2002 and 2001.

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