Form 10QSB
period 2003-03-31
EXPERTELLIGENCE INC
filed 2007-06-14
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2003

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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023


Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
                Form 10-QSB for the Quarter ended March 31, 2003

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                             March 31, 2003 and 2002
                                   Unaudited)


                                                   March 31,      March 31,
                                                    2003             2002
                                                ------------    ------------
        ASSETS
Current assets:
  Cash and cash equivalents                     $      9,268    $    148,459
  Accounts receivable, net                            42,988          12,416
  Inventory                                                0          18,299
  Prepaid exp. and other current assets                6,266          30,298
  Deferred tax asset-current                         146,000         146,000
                                                ------------    ------------
      Total current assets                      $    204,522    $    255,472

  Product development costs, net                   1,273,750       1,706,692
  Property and equipment, net                        398,375          44,372
  Deferred tax asset-non-current                     720,000         720,000
  Other non-current assets                            38,820         (35,290)
                                                ------------    ------------
         Total fixed assets                     $  2,907,354    $  2,907,354
                                                ------------    ------------
        Total assets                            $  3,162,826    $  3,162,826
                                                ============    ============
LIABILITIES &STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                              $     13,418    $     13,418
  Accrued vacation                                     7,035           7,035
  Other accrued expenses                               8,775           8,775
  D. Bollay                                          130,720         130,720
                                                ------------    ------------
        Total current liabilities                    169,948         169,948

Minority Interest in Subsidiary                    2,931,513       2,931,513

Stockholders' equity:
Common stock, no par value. Authorized
  20,000,000 shares; Issued and outstanding,
  2,343,180 shares at March 31, 2003 and
  2,343,180 March 31, 2002                      $  8,735,355    $  8,735,355
Retained earnings (Accumulated deficit)           (8,673,990)     (8,673,990)
                                                ------------    ------------
Net stockholders' equity                        $     61,365    $     61,365
                                                ------------    ------------

Total liabilities and stockholders equity       $  3,162,826    $  3,162,826
                                                ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
               Three and six months ended March 31, 2003 and 2002
                                   (Unaudited)

                                        Three months   Three months    Six months      Six months
                                           ended          ended          ended           ended
                                          March 31,      March 31,      March 31,       March 31,
                                            2003           2002           2003            2002
                                        ------------   ------------   ------------    ------------

Revenues                                $     (6,281)  $     70,812   $    131,353    $    179,376

Operating costs and expenses
  Cost of Sales                         $          0   $     28,935   $     11,018    $     74,985
  Sales & Marketing                                0         92,825              0         225,125
  General & Administration                   111,034        788,858        380,203       1,478,897
  Research & Development                       1,121              0        221,294               0
                                        ------------   ------------   ------------    ------------
Total operating costs &expenses         $    111,034   $    911,739   $    391,221    $  2,000,301

Profit/(loss) from operations           $   (117,315)  $   (840,927)  $   (259,868)   $ (1,820,925)

Other expense (income)                             0        (32,862)             0        (110,203)
Interest expense                                   0              0              0               0
Interest income                                    0              0              0               0
Rental Income                                      0              0              0               0
Income Tax                                         0              0              0               0
Deferred Tax Expense                               0              0              0               0
Other                                              0              0              0               0
                                        ------------   ------------   ------------    ------------
  Total other expense (income)          $          0   $          0   $          0    $          0
                                        ------------   ------------   ------------    ------------
Net loss before min int                 $   (117,315)  $   (808,245)  $   (259,868)   $ (1,710,722)
Minority Interest Net Loss                   (17,528)      (107,133)       (54,000)       (266,930)
                                        ------------   ------------   ------------    ------------
 Net Loss                               $    (99,787)  $   (701,112)  $   (205,868)   $ (1,443,792)
                                        ============   ============   ============    ============
Net income (loss) per share             $       (.01)  $       (.28)  $       (.09)   $       (.06)
                                        ============   ============   ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                    Six months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                Period from
                                                 Six months      six months
                                                   ended           ended
                                                  March 31,       March 31,
                                                    2003             2002
                                                ------------    ------------

Cash Flows from Operating Activities            $   (239,739)   $   (205,967)

Net Income (loss) for the period
 Income (loss) to net cash used by operating activities

  Minority Interest net loss                         (45,819)        (54,600)
  Depreciation and amortization                            0          48,771
  Decrease (Increase) in Accts Receivable             (5,032)        (84,268)
  Decrease (Increase) in Inventory
  Decrease (Increase) in Prepaid                     (19,822)         (4,025)

 Expenses and other current assets
  Increase (Decrease) in Accts Payable               208,822          33,458

 And accrued expenses
  Deferred taxes                                           0               0
  Non-cash expenditures                               (7,057)         (7,057)
                                                ------------    ------------
Net cash provided (used) by
 Operating Activities                           $    (61,946)   $   (104,552)

Cash Flows from Investing Actities
(Increase)(Decrease) in Product                 $      2,584    $     (1,239)
Development Costs
Purchases of property and equipment                   25,642          21,214
Parents                                                1,596           1,596
                                                ------------    ------------
Net cash provided (used)
  from investment activities                    $    (28,266)   $    (20,857)
                                                ------------    ------------
Cash flows from financing activities
  proceeds from stock issuance                  $          0    $          0
                                                ------------    ------------
Net increase (decrease) in cash                 $    (33,720)   $   (125,409)

Cash and cash equivalents as of
  Beginning of period                           $     42,988    $    173,868
                                                ============    ============

Cash and equivalents at period end              $      9,268    $     48,459
                                                ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2003 and 2002


NOTE D - Summary of Significant Accounting Policies - Continued

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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2003 and 2002

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

                              ExperTelligence, Inc.

Date: June 8, 2007        By:  /s/ Jason Smart
                               ---------------------------
                               Jason Smart
                               Chief Executive Officer and
                               Chief Financial Officer