Form 10QSB
period 2003-06-30
EXPERTELLIGENCE INC
filed 2007-06-14
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003

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

                                 83 Stanley Road
                                  UN 1 Box 10
                         RR6 Woodville, Ontario K0M 2T0
        -----------------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]




















                              ExperTelligence, Inc.
                 Form 10-QSB for the Quarter ended June 30, 2003

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 2003 and 2002
                                   (Unaudited)

                                                  June 30,        June 30,
                                                    2003            2002
                                                ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                     $      8,908    $     46,036
  Accounts receivable, net                            45,077          26,448
  Inventory                                                0          18,298
  Prepaid exp. and other current assets                6,266          42,934
    Deferred tax asset-current                       146,000         146,000
                                                ------------    ------------
     Total current assets                       $    206,251    $    279,716

  Product development costs, net                   1,014,509       1,586,892
  Property and equipment, net                        398,375         553,882
  Deferred tax asset-non-current                     720,000         645,000
  Other non-current assets                                 0               0
  Patent Costs                                       (35,290)        (35,290)
                                                ------------    ------------
Total assets                                    $  2,378,225    $  3,100,780
                                                ============    ============
LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                              $    144,582    $     31,693
  Accrued vacation                                     7,035           7,035
  Other accrued expenses                                   0               0
  D. Bollay                                           22,580          22,580
  Prock                                              102,000         102,000
                                                ------------    ------------
  Total current liabilities                     $    276,197    $   $163,308

Minority Interest in Subsidiary                    2,900,513       2,900,513

Stockholders' equity:
Common stock, no par value. Authorized
  20,000,000 shares; Issued and outstanding,
  2,343,180 shares as of June 30,2003 and
  2,343,180 as of June 30, 2002                 $  8,735,534    $  8,735,534
Retained earnings (Accumulated deficit)           (9,341,930)     (8,698,396)
                                                ------------    ------------
Net stockholders' equity                        $   (572,707)   $     36,959
                                                ------------    ------------
Total liabilities and stockholders equity       $  2,378,225    $  3,100,780
                                                ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
               Nine and Three months ended June 30, 2003 and 2002
                                   (Unaudited)

                                        Three months   Three months   Nine months     Nine months
                                           ended          ended          ended           ended
                                          June 30,       June 30,       June 30,        June 30,
                                            2003           2002           2003            2002
                                        ------------   ------------   ------------    ------------
Revenues                                $     16,601   $    172,301   $     67,606    $    303,654
                                        ------------   ------------   ------------    ------------

Operating costs and expenses
  Cost of Sales                         $          0   $     (5,000)  $          0    $      6,018
  Sales & Marketing                                0              0              0               0
  General & Administration                    62,985        233,116        399,578         613,319
  Research & Development                           0              0              0               0
                                        ------------   ------------   ------------    ------------
Total operating costs & expenses        $     62,985   $    228,106   $    399,578    $    619,327

Loss from operations                    $    (46,384)  $    (55,815)  $   (331,942)   $   (315,673)

Other expense (income)                             0              0              0               0
Interest expense                                   0              0              0               0
Interest income                                    0              0              0               0
Rental Income                                      0              0              0               0
Gain/Loss on Fixed Assets                          0              0              0               0
Income Tax                                         0              0              0               0
Deferred Tax Expense                               0              0              0               0
Other                                              0              0              0               0
Total other expense (income)                       0              0              0               0
                                        ------------   ------------   ------------    ------------
Net loss before minority interest            (46,384)       (55,815)      (331,942)       (315,673)

Minority interest                             (3,357)       (31,000)       (42,462)        (85,000)
                                        ------------   ------------   ------------    ------------
Net Loss                                $    (49,741)  $    (24,815)  $   (269,480)   $   (230,673)
                                        ============   ============   ============    ============
Basic loss per share                    $       (.01)  $       (.01)  $       (.12)   $       (.10)
                                        ============   ============   ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                    Nine months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                  Nine months     Nine months
                                                     ended           ended
                                                 June 30, 2003   June 30, 2002
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) for the period                 $    (289,480)  $    (230,373)
Adjustments to reconcile net loss
 to net cash provided by operating activities
  Minority interest net loss                          (42,462)         (85,000)
  Depreciation and amortization                             0                0
  Decrease (Increase) in acct. receivable              (7,121)          84,268
  Decrease (Increase) in inventory                          0                0
  Decrease (Increase) in prepaid expenses                   0                0
    And other current assets                            19,825          (4,025)
  Increase (Decrease) in accounts                           0                0
  Payable & accrued expenses                            (2,306)         33,660
  Deferred taxes                                             0               0
  Non-cash expenditures                                      0               0
                                                 -------------   -------------
Net cash provided (used) in Operating Activities $    (321,544)  $    (201,470)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase (Decrease) in Product                 $           0   $           0
  Development Costs                                    261,825           2,910
  Purchases of property & equipment                     25,642         (21,214)
  (Increase) Decrease in other asset                         0               0
                                                 -------------   -------------
Net cash provided (used) from
 Investment Activities                           $     287,467   $     (18,304)

CASH FLOWS FROM FINANCING ACTIVITIES             $           0   $           0
                                                 -------------   -------------
Net increase(decrease)in cash and
 cash equivalents                                $     (34,077)  $    (219,904)

Cash and cash equivalents as
 of beginning of period                          $      42,988   $     173,868
                                                 -------------   -------------
Cash and cash equivalents as of period end       $       8,908   $      46,036
                                                 =============   =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             June 30, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2003 and 2002


NOTE B - Preparation of Financial Statements - Continued

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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2003 and 2002


NOTE C - Going Concern Uncertainty - Continued

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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2003 and 2002


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2003 and 2002


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
                                        ========

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2003 and 2002


NOTE H - Commitments and Contingencies - Continued

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







                {Balance of this page intentionally left blank.]

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

ITEM 3 - Controls and Procedures

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



                          PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings

     None


ITEM 2 - Recent Sales of Unregistered Securities and Use of Proceeds

     None


ITEM 3 - Defaults on Senior Securities

     None


ITEM 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.


ITEM 5 - Other Information

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