Form 10KSB
period 2003-09-30
EXPERTELLIGENCE INC
filed 2007-06-15
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended: September 30, 2003

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



The issuer's revenues for the fiscal year ended September 30, 2003 were $-0-.



The aggregate market value of voting common equity held by non-affiliates as of May 15, 2007 was approximately $-0-, as there is no active trading available for the Registrant's equity securities.



As of May 15, 2007, there were 20,463,023 shares of Common Stock issued and outstanding.



Transitional Small Business Disclosure Format: Yes [_]   No [X]

                              ExperTelligence, Inc.

                                Index to Contents

                                                                            Page
PART I

ITEM 1     Description of Business                                             4
ITEM 2     Description of Property                                            23
ITEM 3     Legal Proceedings                                                  23
ITEM 4     Submission of Matters to a Vote of Security Holders                23

PART II

ITEM 5     Market for Company's Common Stock and Related Stockholders
              Matters                                                         23
ITEM 6     Management's Discussion and Analysis or Plan of Operation          26
ITEM 7     Financial Statements                                               28
ITEM 8     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                         29
ITEM 8A    Controls and Procedures                                            30

PART III

ITEM 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               31
ITEM 10    Executive Compensation                                             32
ITEM 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 33
ITEM 12    Certain Relationships and Related Transactions                     34
ITEM 13    Exhibits and Reports on 8-K                                        34
ITEM 14    Principal Accountant Fees and Services                             35

FINANCIALS                                                                   F-1

SIGNATURES                                                                    57

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

     For the year ended September 30, 2003 and 2002, the Company realized consolidated net revenues of approximately $-0- and $369,686, respectively.

     In conjunction with the recognition of the above net revenues, the Company experienced costs of providing services of approximately $-0- and $758,873, respectively.

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

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None

Item 14 - Principal Accountant Fees and Services

                                        Year ended        Year ended
                                       September 30,    September 30,
                                           2003               2002
                                       -------------    -------------
1.   Audit fees                        $           -    $           -
2.   Audit-related fees                            -                -
3.   Tax fees                                      -                -
4.   All other fees                                -                -
                                       -------------    -------------
   Totals                              $           -    $           -
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

     The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2003 and 2002 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

     Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2003 and 2002 for filing with the Securities and Exchange Commission.

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

                              ExperTelligence, Inc.

                                    CONTENTS


                                                                          Page

Report of Independent Certified Public Accountants                         F-2

Financial Statements
   Consolidated Balance Sheets as of September 30, 2003 and 2002           F-3

   Consolidated Statements of Operations and Comprehensive Loss
     for the years ended September 30, 2003 and 2002                       F-4

   Consolidated Statement of Changes in Shareholders' Equity
     for the years ended September 30, 2003 and 2002                       F-5

   Consolidated Statements of Cash Flows
     for the years ended September 30, 2003 and 2002                       F-6

   Notes to Consolidated Financial Statements                              F-7

                        Letterhead of Lawrence Scharfman, CPA, P.A.

        Report of Registered Independent Certified Public Accounting Firm



Board of Directors and Stockholders
ExperTelligence, Inc.

We have audited the accompanying consolidated balance sheets of ExperTelligence, Inc. (a Nevada corporation) as of September 30, 2003 and 2002 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended September 30, 2003 and 2002, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExperTelligence, Inc. as of September 30, 2003 and 2002 and the results of their consolidated operations and consolidated cash flows for each of the two years ended September 30, 2003 and 2002, respectively, in conformity with accounting principles generally accepted in the United States of America.

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

                                               /s/ Lawrence Scharfman, CPA, P.A.
                                               ---------------------------------
                                                   Lawrence Scharfman, CPA, P.A.

Boynton Beach, FL
May 15, 2007

                              ExperTelligence, Inc.
                           Consolidated Balance Sheets
                           September 30, 2003 and 2002

                                                    2003         2002
                                                -----------   -----------
                ASSETS
Current assets
 Cash on hand and in bank                       $         0   $    42,985
 Current assets of discontinued operations                0             0
                                                -----------   -----------
   Total current assets                                   0        42,985
                                                -----------   -----------
Other assets
 Other assets of discontinued operations                  0     2,669,218
                                                -----------   -----------
   Total other assets                                     0     2,669,218
                                                -----------   -----------
Total Assets                                    $         0   $ 2,712,203
                                                ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Current liabilities of discontinued operations $    50,000   $   305,929
                                                -----------   -----------
     Total current liabilities                  $    50,000   $   305,929
                                                -----------   -----------

Commitments and contingencies
 Minority interest in consolidated subsidiary             0       289,765
                                                -----------   -----------
Stockholders' equity
Preferred stock - no par value 1,000,000 shares
  authorized. None issued and outstanding.                -             -
Common stock - no par value. 20,000,000 shares
  authorized. 5,460,305 and 2,348,180 shares
  issued and outstanding, respectively            8,969,318     8,735,534
 Contributed capital                              6,160,572     2,664,712
 Accumulated deficit                             (8,825,084)   (9,226,896)
                                                -----------   -----------
     Total stockholders' equity                 $   (50,000)  $ 1,348,732
                                                -----------   -----------
Total Liabilities and Stockholders' Equity      $   (50,000)  $ 2,712,203
                                                ===========   ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              ExperTelligence, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                     Years ended September 30, 2003 and 2002


                                                 Year ended      Year ended
                                                September 30,   September 30,
                                                    2003             2002
                                                -------------   -------------

Revenues                                        $           0   $     369,686

Cost of Sales                                               0           6,018
                                                -------------   -------------
Gross Profit                                                0         363,668
                                                -------------   -------------
Operating expenses                                          0       1,226,924
                                                -------------   -------------
Loss from continuing operations                             0        (863,256)
Provision for income taxes                                  0               0
                                                -------------   -------------

Gain (Loss) before discontinued operations
 Loss from operations of discontinued
 operations and disposition of operations,
 net of income taxes                                  401,812        (863,256)

Minority interest in consolidated subsidiary                0        (758,873)
                                                -------------   -------------
Net Gain (Loss)                                       401,812        (758,873)

Other comprehensive income                                  0               0
                                                -------------   -------------
Comprehensive Gain (Loss)                       $     401,812   $    (758,873)
                                                =============   =============

Loss per weighted-average share
   of common stock outstanding,
   computed on net loss
   - basic and fully diluted                    $       (0.07)  $       (0.32)
                                                =============   =============

Weighted-average number
   of common shares outstanding                     5,460,305       2.343,180
                                                =============   =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              ExperTelligence, Inc.
            Consolidated Statement of Changes in Shareholders' Equity
                     Years ended September 30, 2003 and 2002

                                             Preferred Stock          Common Stock
                                           ------------------  -------------------       Contributed    Accumulated
                                          Shares     Amount     Shares      Amount        capital         deficit        Total
                                          ---------------------------------------------------------------------------------------
Balances at October 1, 2001                        - $       -    2,343,180  $8,735,354 $   2,664,712  $ (8,468,023) $  2,996,963

Stock issued through stock option
 exercises, including "fair value"
 adjustment for exercise prices at
 less than "fair value"                            -         -            -           -             -             -           -

Net loss for the year                              -         -            -           -             -      (758,873)     (758,873)
                                          ---------------------------------------------------------------------------------------

Balances at September 31, 2002                     -         -    2,343,180   8,735,354     2,664,712    (9,226,896)    2,238,090

Common stock issued for
   Settlement of debt                              -         -    3,107,125  (2,574,982)            -             -    (2,691,102)
   Stock option exercise, including
     "fair value" adjustment for
     exercise prices at less than
     "fair value"                                  -         -       10,000       1,200              -            -         1,200
Net loss for the year                              -         -            -           -              -      401,812       401,812
                                          ---------------------------------------------------------------------------------------

Balances at September 31, 2003                     - $       -    5,460,305  $6,160,372 $    2,664,712  $(8,825,084) $    (50,000)
                                          =======================================================================================


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              ExperTelligence, Inc.
                      Consolidated Statements of Cash Flows
                     Years ended September 30, 2003 and 2002

                                                                 Year ended      Year ended
                                                                September 30,   September 30,
                                                                    2003            2002
                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) for the period                               $           0   $           0
 Adjustments to reconcile net loss to net
   cash provided by operating activities
  Loss from disposition of operating activities                             0               0
  Minority interest in consolidated subsidiary                              0               0
  Depreciation and amortization                                             0               0
  Deferred income tax expense (benefit)                                     0               0
  Consulting expense related to issuance of
    common stock at less than "fair value"                                  0               0
  Expenses paid with common stock                                   2,378,225               0
  (Increase) Decrease in
    Current assets in discontinued operations                               0               0
  Increase (Decrease) in
    Current liabilities in discontinued operations                          0               0
                                                                 ------------   -------------
NET CASH USED IN OPERATING ACTIVITIES                                       0        (464,914)
                                                                 ------------   -------------
Cash flows from investing activities
 Cash received from sale of equipment                                       0               0
                                                                 ------------   -------------
Net cash used in investing activities                                       0         334,034
                                                                 ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES                                        0               0
                                                                 ------------   -------------
Increase (Decrease) in Cash                                                 0        (130,880)

Cash at beginning of period                                            42,985         173,868
                                                                 ------------   -------------
Cash at end of period                                            $          0   $      42,988
                                                                 ============   =============
Supplemental disclosure of
   interest and income taxes paid
   Interest paid for the period                                  $          0   $           0
                                                                 ============   =============
   Income taxes paid for the period                              $          0   $           0
                                                                 ============   =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2003 and 2002


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


NOTE B - Preparation of Financial Statements -Continued

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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - Concentrations of Credit Risk

The Company and it's subsidiaries maintain their cash accounts in various financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per financial institution. During the each of the years ended September 30, 2003 and 200, the Company and it's subsidiaries, at various times, had amounts on deposit in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has not incurred any losses as a result of any of these unsecured situations.


NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2003 and 2002, respectively, are as follows:

                                     Year ended        Year ended
                                    September 30,     September 30,
                                        2003              2002
                                    --------------  ----------------
       Federal:
         Current                          $     -           $    -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
       State:
         Current                                -                -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
         Total                            $     -           $    -
                                           ======           ======

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


NOTE G - Income Taxes - Continued

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $9,000,000 to offset future taxable income. However, due to a December 2003 change in control transaction and subject to current regulations, the amount and availability of the net operating loss carryforwards will be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


NOTE G - Equity Transactions

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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


NOTE G - Equity Transactions - Continued

In October 2001 and December 2001, the Company issued an aggregate 124,205 shares of registered common stock pursuant to the aforementioned Registration Statement(s) on Form S-8.

In March 2003, the Company issued 10,000 shares of registered common stock pursuant to the aforementioned Registration Statement(s) on Form S-8

In March 2003, the Company issued 260,509 shares of restricted, unregistered shares of common stock in settlement of certain claims against 3D Stock Charts. This transaction was valued at approximately $31,200.

In June 2003, the Company issued an aggregate 120,000 shares to two separate consulting firms for services. These transactions were valued at approximately $14,400.

NOTE H - Stock Option Plans

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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


NOTE H - Stock Option Plans - Continued

The following tables summarizes the common stock options activity for each of the years ended September 30, 2003 and 2002, respectively:

                                                            Weighted average
                                                             price per share
                                                            ----------------

Options outstanding at October 1, 2001          585,200             -
  Issued                                              -
  Exercised                                    (124,205)        $0.01
  Expired/Terminated                                  -             -
                                                -------

Options outstanding at September 30, 2002       460,995
  Issued                                              -
  Exercised                                      (10,000)       $0.01
  Expired/Terminated                            (450,995)           -
                                                -------

Options outstanding at September 30, 2003             -
                                                =======

As of September 30, 2003, there are no granted and outstanding options related to the Nonqualified Stock Option Plan.

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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002



NOTE H - Stock Option Plans - Continued

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

                                       Year ended         Year ended
                                      September 30,      September 30,
                                         2003                2002
                                     --------------     ---------------
       Expected life (years              1-10                1-10
       Risk-free interest rate             6.00%               6.00%
       Volatility                        200.0%              200.0%
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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


NOTE H - Stock Option Plans - Continued


Stock option activity for 3DStockChart's Incentive Stock Option Plan and the Nonqualified Stock Option Plan is show below:

                                                           Weighted average
                                                            price per share
                                                           ----------------
Options outstanding at October 1, 2001               -               -
  Issued                                     2,834,840         $0.5726
  Exercised                                          -               -
  Expired/Terminated                                 -               -
                                             ---------
Options outstanding at September 30, 2002    2,834,840         $0.5726
  Issued                                             -               -
  Exercised                                          -               -
  Expired/Terminated                        (2,834,840)        $0.5726
                                             ---------
Options outstanding at September 30, 2003            -               -
                                             =========

As of September 30, 2003 and 2002, respectively, there were -0- and 349,840 shares granted and outstanding and all were exercisable under the Nonqualified Stock Option Plan.

ExperClick 2000 Equity Participation Plan

On February 7, 2000, the Board of Directors of ExperClick adopted the 2000 Equity Participation Plan whereby options may be granted to employees, consultants, or independent directors. For incentive stock options, the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For nonqualified stock options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The Company's Board of Directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 3,000,000 shares of common stock for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 2003 and 2002 for the granting of options under this Plan are 1,435,000.

ExperClick 2000 Equity Participation Plan - continued

Stock Option activity for each of the years ended September 30, 2002 and 2001, respectively, for ExperClick's Incentive Stock Option Plan and the Nonqualified Stock Option Plan is shown below:

                                                            Weighted average
                                                             price per share
                                                            ----------------
Options outstanding at October 1, 2000               -                -
  Issued                                     1,565,000            $1.00
  Exercised                                          -                -
  Expired/Terminated                                 -                -
                                             ---------
Options outstanding at September 30, 2001    1,565,000            $1.00
  Issued                                             -                -
  Exercised                                          -                -
  Expired/Terminated                        (1,565,000)           $1.00
                                             ---------
Options outstanding at September 30, 2002            -                -
                                             =========

As of September 30, 2003 and 2002, no options have been granted under the Nonqualifying Stock Option Plan.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


NOTE I - Stock Warrants

ExperTelligence, Inc. Common Stock Warrants

The Company's common stock warrants outstanding as of September 30, 2003 and 2002, respectively, are as follows:

Grant date:                      1/31/99  2/28/99   1/14/00   1/21/00
Expiration date:                 1/15/01  2/15/00   1/14/02   1/25/01
Exercise price                   $10.00   $15.00     $4.00    $10.00
                                                                         TOTALS

Balances at September 30, 2001        0         0         0         0    10,000
  Granted                             0         0         0         0         0
  Exercised                           0         0         0         0         0
  Expired                             0         0   (10,000)        0   (10,000)
                                 ------   -------   -------   -------   -------

Balances at September 30, 2002        0         0         0         0         0
  Granted                             0         0         0         0         0
  Exercised                           0         0         0         0         0
  Expired                             0         0         0         0   (10,000)
                                 ------   -------   -------   -------   -------

Balances at September 30, 2003        0         0         0         0         0
                                 ======   =======   =======   =======   =======


NOTE J - Non-Cash Transactions

During the year ended September 30, 2003, one employee exercised a total of 3,000 stock options under the 1996 Equity Participation Plan in the form of a cash-less exercise and forfeited 992 shares of common stock in order to receive 2,008 shares of unregistered common stock.

NOTE K - Commitments and Contingencies

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

As of September 30, 2003, all of the above leases had expired and, where appropriate, were continued on a month- to-month basis.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2003 and 2002


NOTE L - Commitments and Contingencies - Continued

Deferred Compensation Plan

During the year ended September 30, 2000, the Company implemented a salary deferral plan under Internal Revenue Code Section 401(k). Eligible participants must be 21 years of age and employed for at least 90 days. The Company's contributions to the plan, as determined by the Board of Directors, is discretionary but may not exceed 15% of the participants' compensation. The Company has elected not to make any contributions for 2003 or 2002.


NOTE M - Related Party Transactions

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


Dated: June 8, 2007              By:  /s/ Jason Smart
       ---------------                ----------------------------
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


Dated: June 8, 2007              By:  /s/ Jason Smart
       ---------------                ----------------------------
                                        Jason Smart
                                        President, Sole Director
                                        Chief Executive Officer and
                                        Chief Financial Officer