Form 10QSB
period 2004-03-31
EXPERTELLIGENCE INC
filed 2007-06-18
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
                Form 10-QSB for the Quarter ended March 31, 2004

                                Table of Contents


                                                                           Page
PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements                                              3

     ITEM 2. Management's Discussion and Analysis or Plan of Operation        15

     ITEM 3. Controls and Procedures                                          17


PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                18

     ITEM 2. Recent Sales of Unregistered Securities and Use of Proceeds      18

     ITEM 3. Defaults Upon Senior Securities                                  18

     ITEM 4. Submission of Matters to a Vote of Security Holders              18

     ITEM 5. Other Information                                                18

     ITEM 6. Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements


                                ExperTelligence, Inc.
                          (a development stage enterprise)
                                 Balance Sheets
                           March 31, 2004 and 2003
                                   (Unaudited)

                                                                   March 31,        March 31,
                                                                    2004            2003
                                                                -------------   ------------
                            Assets
Current Assets
   Cash on hand and in bank                                     $           0   $      9,268
   Prepaid officer compensation                                             0              0
                                                                -------------   ------------

   Total Current Assets                                                     0        195,254
                                                                -------------   ------------

Total Assets                                                    $           0   $ 3,162,826
                                                                =============   ============
        Liabilities and Stockholders' Deficit
Liabilities
   Current Liabilities
     Note payable                                               $           0   $          0
     Working capital advances                                               0        169,948
     Accrued officers compensation                                          0              0
     Accrued interest payable                                               0              0
                                                                -------------   ------------
     Total Current Liabilities                                              0        169,948
                                                                -------------   ------------
Long-Term Liabilities
     Line of credit payable                                                 0              0
                                                                -------------   ------------
     Total Liabilities                                          $           0   $          0
                                                                -------------   ------------
Commitments and Contingencies

Stockholders' Deficit
   Preferred stock - no par value
     1,000,000 shares authorized
     None issued and outstanding
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     20,463,023 shares issued and outstanding, respectively                 0     (8,735,355)
   Additional paid-in capital
   Accumulated deficit                                                      0     (8,673,990)
                                                                -------------   ------------
   Total Stockholders' Deficit                                              0         61,365
                                                                -------------   ------------
   Total Liabilities and Stockholders' Equity                   $           0   $  3,162,826
                                                                =============   ============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
               Nine and Three months ended March 31, 2004 and
           2003 Period from October 1, 2003 (date of inception)
                           through March 31, 2004
                                   (Unaudited)

                                                                                                 Period from
                                                                                                October 1, 2003
                                  Six months     Six months     Three months     Three months (date of inception)
                                    ended           ended           ended           ended            through
                                March 31, 2004  March 31, 2003  March 31, 2004  March 31, 2003  March 31, 2004
                                --------------  --------------  --------------  --------------  --------------
Revenues                        $            0  $       (6,281) $            0  $      131,353  $             0
                                --------------  --------------  --------------  --------------  ---------------
Expenses
 General and
    administrative expenses                  0         111,034               0         391,221                0
 Interest expense                            0               0               0               0                0
                                --------------  --------------  --------------  --------------  ---------------
   Total expenses                            0         111,034               0         391,221                0
                                --------------  --------------  --------------  --------------  ---------------
Loss from operations before
 provision for income taxes                  0               0               0               0                0

Provision for income taxes                   0        (117,315)              0        (259,868)               0
                                --------------  --------------  --------------  --------------  ---------------
Net Loss                        $            0  $            0               0               0                0

Other Comprehensive Income                   0         (17,528)              0         (54,000)               0
                                --------------  --------------  --------------  --------------  ---------------
Comprehensive Loss              $            0  $      (99,787) $            0  $    (205),868) $             0
                                ==============  ==============  ==============  ==============  ===============
Earnings per share of common
 stock outstanding computed on
 net loss - basic and fully
 diluted                        $            0  $         (.01) $            0   $         (.09) $            0
                                ==============  ==============  ==============   ==============  ==============
Weighted-average number
 of shares outstanding -
 basic and fully diluted            20,463,023      20,463,023      20,463,023       20,463,023       20,463,023
                                ==============  ==============  ==============   ==============  ===============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                                ExperTelligence, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                            Statements of Cash Flows
                  Nine months ended March 31, 2004 and 2003
              Period from October 1, 2003 (date of inception) through
                               March 31, 2004
                                   (Unaudited)

                                                                                                    Period from
                                                                                                   October 1, 2003
                                                                Six months        Six months     (date of inception)
                                                                   ended            ended           through
                                                              March 31, 2004     March 31, 2003    March 31, 2004
                                                             ----------------   ----------------  ----------------
Cash Flows from Operating Activities
   Net loss for the period                                   $              0   $       (239,739) $              0
   Adjustments to reconcile net loss
     to net cash provided by operating activities                           0                  0                 0
       Depreciation and amortization                                        0                  0                 0
       Organizational costs paid with common stock                          0                  0                 0
       (Increase) Decrease in
         Prepaid officer compensation                                       0                  0                 0
       Increase (Decrease) in
         Accounts payable - trade                                     (50,000)                 0           (50,000)
         Accrued officer compensation                                       0                  0                 0
         Accrued interest payable                                           0                  0                 0
                                                             ----------------   ----------------  ----------------
Net cash used in operating activities                                  50,000            (61,946)           50,000
                                                             ----------------   ----------------  ----------------
Cash Flows from Investing Activities                                        0            (28,266)                0
                                                             ----------------   ----------------  ----------------

Cash Flows from Financing Activities
   Proceeds from note payable                                               0                  0                 0
   Proceeds from working capital advances                                   0                  0                 0
   Proceeds from sale of common stock                                  50,000                  0            50,000
   Cash used to refund subscription agreement                               0                  0                 0
   Cash used to purchase treasury stock                                     0                  0                 0
                                                             ----------------   ----------------  ----------------
Net cash provided by (used in) financing activities                         0                  0                 0
                                                             ----------------   ----------------  ----------------
Increase (Decrease) in Cash                                           (50,000)           (33,720)          (50,000)

Cash at beginning of period                                            50,000             42,988            50,000
                                                             ----------------   ----------------  ----------------

Cash at end of period                                        $              0   $          9,268  $              0
                                                             ================   ================  ================

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              0   $              0  $              0
                                                             ================   ================  ================
     Income taxes paid for the year                          $              0   $              0  $              0
                                                             ================   ================  ================

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2004 and 2003


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

     In conjunction with the recognition of the above net revenues, the Company experienced costs of providing services of approximately $-0- and $785,873, respectively.

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