Form 10QSB
period 2004-06-30
EXPERTELLIGENCE INC
filed 2007-06-18
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements


                                ExperTelligence, Inc.
                          (a development stage enterprise)
                                 Balance Sheets
                             June 30, 2004 and 2003
                                   (Unaudited)

                                                                   June 30,        June 30,
                                                                    2004            2003
                                                                -------------   ------------
                                     Assets
Current Assets
   Cash                                                         $           0   $      8,908
   Prepaid officer compensation                                             0              0
                                                                -------------   ------------
   Total Current Assets                                                     0        206,251
                                                                -------------   ------------
Total Assets                                                    $           0   $  2,378,225
                                                                =============   ============
        Liabilities and Stockholders' Deficit
Liabilities
   Current Liabilities
     Note payable                                               $           0   $    276,197
     Working capital advances                                               0              0
     Accrued officers compensation                                          0              0
     Accrued interest payable                                               0              0
                                                                -------------   ------------
     Total Current Liabilities                                              0        276,197
                                                                -------------   ------------
Long-Term Liabilities
     Line of credit payable                                                 0              0
                                                                -------------   ------------
     Total Liabilities                                          $           0   $    276,197
                                                                -------------   ------------
Commitments and Contingencies

Stockholders' Deficit
   Preferred stock - no par value
     1,000,000 shares authorized
     None issued and outstanding
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     20,463,023 shares issued and outstanding, respectively                        8,735,534
   Additional paid-in capital                                               0              0
   Accumulated deficit                                                      0     (9,341,930)
                                                                -------------   ------------
   Total Stockholders' Deficit                                              0      (572,707)
                                                                -------------   ------------
   Total Liabilities and Stockholders' Equity                   $           0   $  2,378,225
                                                                =============   ============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                  Nine and Three months ended June 30, 2004 and
              2003 Period from October 1, 2003 (date of inception)
                              through June 30, 2004
                                   (Unaudited)

                                                                                                Period from
                                                                                               October 1, 2003
                                 Nine months     Nine months     Three months   Three months  (date of inception)
                                  ended            ended           ended           ended            through
                                June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003    June 30, 2004
                                -------------   -------------   -------------   -------------   ---------------
Revenues                        $           0   $      16,601   $           0   $      67,606   $            0
                                -------------   -------------   -------------   -------------   --------------
Expenses
   General and
     administrative expenses                0          62,985               0          399,578                0
   Interest expense                         0               0               0                0                0
                                -------------   -------------   -------------   --------------  ---------------
   Total expenses               $           0   $      62,985   $           0   $      399,578  $             0
                                -------------   -------------   -------------   --------------  ---------------
Loss from operations
   before provision for
   income taxes                             0         (46,384)              0         (331,942)               0
Provision for income taxes                  0               0               0                0                0
                                -------------   -------------   -------------   --------------  ---------------
Net Loss                                    0         (46,384)              0         (331,942)               0
Other Comprehensive Income                  0          (3,357)              0          (42,462)               0
                                -------------   -------------   -------------   --------------  ---------------
Comprehensive Loss              $           0   $     (49,741)  $           0   $     (269,480) $             0
                                =============   =============   =============   ==============  ===============
Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully
   diluted                                  0             (.01)             0             (.12)               0
                                =============   ==============  =============   ==============  ===============
Weighted-average number
   of shares outstanding -
   basic and fully diluted         20,463,023       20,463,023     20,463,023       20,463,023       20,463,023
                                =============   ==============  =============   ==============  ===============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                                Commoncache, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                            Statements of Cash Flows
                    Nine months ended June 30, 2004 and 2003
                 Period from October 1, 2003 (date of inception)
                             through June 30, 2004
                                   (Unaudited)

                                                                                        Period from
                                                                                      October 1, 2003
                                                         Nine months     Nine months (date of inception)
                                                            ended           ended         through
                                                        June 30, 2004   June 30, 2003  June 30, 2004
                                                        -------------   -------------  -------------
Cash Flows from Operating Activities
   Net loss for the period                              $           0   $    (289,480) $           0
   Adjustments to reconcile net loss
     to net cash provided by operating activities                   0               0              0
       Depreciation and amortization                                0               0              0
       Organizational costs paid with common stock                  0               0              0
       (Increase) Decrease in
         Prepaid officer compensation                               0               0              0
       Increase (Decrease) in
         Accounts payable - trade                             (50,000)        (32,064)       (50,000)
         Accrued officer compensation                               0               0              0
         Accrued interest payable                                   0               0              0
                                                        -------------   -------------  -------------
Net cash used in operating activities                               0        (321,544)             0
                                                        -------------   -------------  -------------
Cash Flows from Investing Activities                                0         287,467              0
                                                        -------------   -------------  -------------
Cash Flows from Financing Activities
   Proceeds from note payable                                       0               0              0
   Proceeds from working capital advances                           0               0              0
   Proceeds from sale of common stock                          50,000               0         50,000
   Cash used to refund subscription agreement                       0               0              0
   Cash used to purchase treasury stock                             0               0              0
                                                        -------------   -------------  -------------
Net cash provided by (used in) financing activities                 0               0              0
                                                        -------------   -------------  -------------
Increase (Decrease) in Cash                                   (50,000)        (34,077)             0

Cash at beginning of period                                    50,000          42,988         50,000
                                                        -------------   -------------  -------------
Cash at end of period                                   $           0   $       8,908  $           0
                                                        =============   =============  =============

Supplemental Disclosure of Interest
   and Income Taxes paid
     Interest paid for the year                         $           0    $          0  $           0
                                                        =============   =============  =============
     Income taxes paid for the year                     $           0    $          0  $           0
                                                        =============   =============  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             June 30, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2004 and 2003


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

Future amounts due under this agreement are as follows:

                  Year ending
                  September 30,      Amount
                  -------------     --------
                           2002     $99,984
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