Form 10KSB
period 2004-09-30
EXPERTELLIGENCE INC
filed 2007-06-19
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended: September 30, 2004

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



The issuer's revenues for the fiscal year ended September 30, 2004 were $-0-.



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

     On October 20, 2003, as announced in a Current Report on Form 8-K, the Company confirmed that it conducted the previously-noticed public auction of Company assets. That auction, held at noon on October 15, 2003, at the Company's offices, then located at 614 Chapala Street in Santa Barbara, California, the Company sold: -the WebBase product, including all related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts; - the 3DStockCharts product, including all related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts; - the Advertising Commerce Network product, including all related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts; - miscellaneous office furniture and computer equipment. - its interests in any and all third party corporations

     All sales were made to creditors of the Company, and all payment for all items was made in the form of a reduction of debt. The Company realized no cash from the auction.

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

     The following table sets forth the high and low closing bid prices for the periods indicated:

                                              High              Low
                                             ------           ------
Year ended September 30, 2000
   1st Quarter                               $ 9.50           $ 3.31
   2nd Quarter                                22.75             3.25
   3rd Quarter                                15.25             5.25
   4th Quarter                                12.69             3.50

Year ended September 30, 2001
   1st Quarter                               $ 9.87           $ 2.75
   2nd Quarter                                 6.00             2.12
   3rd Quarter                                 3.20             1.64
   4th Quarter                                 1.80             0.35

Year ended September 30, 2002
   1st Quarter                               $ 0.55           $ 0.16
   2nd Quarter                                 0.42             0.08
   3rd Quarter                                 3.65             0.07
   4th Quarter                                 0.23             0.07

Year ended September 30, 2003
   1st Quarter                               $ 0.35           $ 0.06
   2nd Quarter                                 0.20             0.06
   3rd Quarter                                 0.55             0.08
   4th Quarter                                 0.35             0.15

Year ended September 30, 2004
   1st Quarter                               $ 0.21           $ 0.006
   2nd Quarter                                 0.10             0.006
   3rd Quarter                                 0.025            0.010
   4th Quarter                                 0.008            0.008

                                              High              Low
                                             ------           ------
Year ended September 30, 2005
   1st Quarter                               $ 0.008          $ 0.006
   2nd Quarter                                 0.020            0.009
   3rd Quarter                                 0.080            0.020
   4th Quarter                                 0.040            0.010

Year ended September 30, 2006
   1st Quarter                               $ 0.025          $ 0.015
   2nd Quarter                                 0.015            0.015
   3rd Quarter                                 0.015            0.015
   4th Quarter                                 0.070            0.015

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

     For the year ended September 30, 2004 and 2003, the Company realized consolidated net revenues of approximately $-0- and $-0-, respectively.

     In conjunction with the recognition of the above net revenues, the Company experienced costs of providing services of approximately $-0- and $-0-, respectively.

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



                                    PART III


Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
            Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

Name                  Age        Position Held and Tenure
-------------         ---        -------------------------------------
Jason Smart            27        President, Chief Executive Officer
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

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None


ITEM 14 - Principal Accountant Fees and Services

                                        Year ended        Year ended
                                       September 30,    September 30,
                                           2004               2003
                                       -------------    -------------
1.   Audit fees                        $           -    $           -
2.   Audit-related fees                            -                -
3.   Tax fees                                      -                -
4.   All other fees                                -                -
                                       -------------    -------------
   Totals                              $           -    $           -
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

     Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2004 and 2003 for filing with the Securities and Exchange Commission.

     The Company's principal accountant, Lawrence Scharfman & Co., CPA, P. C. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.


                (Remainder of this page left blank intentionally)

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

   Notes to Consolidated Financial Statements                              F-7

                   Letterhead of Lawrence Scharfman, CPA, P.A.

        Report of Registered Independent Certified Public Accounting Firm


Board of Directors and Stockholders
ExperTelligence, Inc.

We have audited the accompanying consolidated balance sheets of ExperTelligence, Inc. (a Nevada corporation) as of September 30, 2004 and 2003 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended September 30, 2004 and 2003, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExperTelligence, Inc. as of September 30, 2004 and 2003 and the results of their consolidated operations and consolidated cash flows for each of the two years ended September 30, 2004 and 2003, respectively, in conformity with accounting principles generally accepted in the United States of America.

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

                                 /s/ Lawrence Scharfman, CPA, P.A.
                                 ---------------------------------
                                     Lawrence Scharfman,
CPA, P.A.
Boynton Beach, FL
May 15, 2007

                              Expertelligence, Inc.
                                 Balance Sheets
                           September 30, 2004 and 2003

                                                                                September 30,    September 30,
                                                                                    2004            2003
                                                                                -------------   -------------
                                     ASSETS
Current Assets
   Cash in bank                                                                 $           0   $           0
   Current assets of discontinued operations                                                0               0
                                                                                -------------   -------------
     Total Current Assets

Other assets
   Other assets of discontinued operations                                                  0               0
                                                                                -------------   -------------
Total Assets                                                                    $           0   $           0
                                                                                =============   =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Current Liabilities of discontinued operations
                                                                                $           0   $      50,000
                                                                                -------------   -------------
     Total Current Liabilities                                                              0          50,000
                                                                                -------------   -------------
Long-Term Liabilities
     Line of credit payable                                                                 0               0
                                                                                -------------   -------------
     Total Liabilities                                                                      0          50,000
                                                                                -------------   -------------
Commitments and Contingencies                                                               0          50,000
                                                                                            0               0
Minority interest in consolidated subsidiary                                    -------------   -------------

Shareholders' equity Preferred stock - no par value.
     1,000,000 shares authorized
     None issued and outstanding                                                            0               0
   Common stock - no par value.
     20,000,000 shares authorized.
     5,460,305 and 2,348,180 shares
       issued and outstanding, respectively                                         8,969,318       8,969,318
   Contributed Capital                                                              6,160,572       6,160,572
   Accumulated Deficit                                                             (8,875,084)     (8,825,084)
                                                                                -------------   -------------
   Total Shareholders' Equity                                                               0         (50,000)
                                                                                -------------   -------------
   Total Liabilities and Shareholders' Equity                                   $           0   $     (50,000)
                                                                                =============   =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              Expertelligence, Inc.
                 Statements of Operations and Comprehensive Loss
                 Years ended September 30, 2004 and 2003 Period
                    from October 1, 2003 (date of inception)
                           through September 30, 2004

                                                                                                Period from
                                                                                               October 1, 2003
                                                                Year ended      Year ended  (date of inception)
                                                                   ended            ended          through
                                                              September 30,         September 30,    September 30,
                                                                   2004             2003              2004
                                                             ----------------   --------------   --------------
Revenues                                                     $              0   $            0   $            0
                                                             ----------------   --------------   --------------
Cost of sales                                                               0                0                0

Gross Profit                                                                0                0                0

Expenses
   Professional and consulting fees                                         0                0                0
   Other general and administrative expenses                           50,000                0           50,000
                                                             ----------------   --------------   --------------
     Total expenses                                                         0                0                0
                                                             ----------------   --------------   --------------
Loss from operations before provision for income taxes                      0                0                0

Provision for income taxes                                                  0                0                0
                                                             ----------------   --------------   --------------
Gain (Loss) from discontinued operations                                    0          401,812                0

Minority Interest in consolidated subsidiary                                0                0                0

Net Loss                                                                    0          401,812                0

Other Comprehensive Income                                                  0                0                0
                                                             ----------------   --------------   ----=---------
Comprehensive Loss                                           $         50,000   $      401,812  $       50,000
                                                             ================   ==============  ===============
Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                                   $          (0.07)  $        (0.07) $         (0.07)
                                                             ================   ==============  ===============
Weighted-average number of shares
   outstanding - basic and fully diluted                           20,463,023        5,460,305       20,463,023
                                                             ================   ==============  ===============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              Expertelligence, Inc.
                  Statement of Changes in Shareholders' Equity
                 (Deficit) Period from October 1, 2003 (date of
                      inception) through September 30, 2004

                                                                                   Deficit
                                                                                 Accumulated
                                           Common Stock            Additional     During the
                                     --------------------------     Paid-in      Development
                                        Shares         Amount       Capital          Stage            Total
                                     -----------  -------------  ------------   -------------   -------------
Balances at September 31, 2002         2,343,180  $   8,735,354  $  2,664,712   $  (9,226,896)  $   2,238,090

Common shares issued for
   Settlement of debt
   Stock option excise, including
   "Fair value" adjustment for         3,107,125     (2,574,982)            0               0      (2,691,102)
   extercise prices at less than
   Fair value                             10,000          1,200             0               0           1,200

Net loss for the year                          0              0             0         401,812         401,812
                                     -----------  -------------  ------------   -------------   -------------
Balances at December 31, 2003         19,623,000         50,000        (5,373)        (15,952)         (1,702)

Common shares sold for
   cash at $1.00 per share
   pursuant to a Registration
   Statement on Form SB-2                190,000            190        18,810               -          19,000

Common shares sold for cash
   at $0.50 per share in a
   private placement                   1,000,000          1,000        49,000               -          50,000

Net loss for the year                          -              -             -         401,812         401,812
                                     -----------  -------------  ------------   -------------   -------------
Balances at September 31, 2003         5,460,305  $   6,160,372  $   2,714,712  $  (8,825,084)       (50,000)

Common stock issuance
for cash contribution                 15,002,718       $50,000         50,000       8,875,084               0
                                     -----------  -------------  ------------   -------------   -------------
Balances at September 31, 2004        20,463,023  $   6,210,372  $  2,764,712   $   8,875,084   $           0
                                     ===========  =============  ============   =============   =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              Expertelligence, Inc.
                            Statements of Cash Flows
                 Years ended September 30, 2004 and 2003 Period
                    from October 1, 2003 (date of inception)
                           through September 30, 2004

                                                                                                 Period from
                                                                                                October 1, 2003
                                                                Year ended       Year ended    (date of inception)
                                                                   ended            ended          through
                                                               September 30,    September 30,    September 30,
                                                                   2004             2003              2004
                                                             ----------------   --------------   --------------
Cash Flows from Operating Activities
   Net loss for the period                                   $              0   $           0  $             0
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                        0                0               0
       Organizational costs paid with common stock                          0                0               0
       Consulting fees paid with issuance of note payable
       (Increase) Decrease in
         Prepaid officers compensation                                      0                0               0
         Expenses paid with common stock                               50,000        2,378,225          50,000
       Increase (Decrease) in
         Accounts payable - trade                                           0                0               0
         Accrued interest payable
                                                             ----------------   --------------   -------------
   Net cash used in operating activities                               50,000                0          50,000
                                                             ----------------   --------------   -------------
Cash Flows from Investing Activities                                        0                0               0
                                                             ----------------   --------------   -------------
Cash Flows from Financing Activities
   Cash proceeds from Line of Credit note
   Proceeds from sale of common stock                                  50,000                0          50,000

Cash returned in Rescission of
     stock subscription agreement
   Cash used to purchase treasury stock                                     0                0               0
                                                             ----------------   --------------   -------------
   Net cash provided by (used in) financing activities                      0                0               0
                                                             ----------------   --------------   -------------
Increase (Decrease) in Cash                                                 0                0               0
Cash at beginning of period                                                 0                0               0
                                                             ----------------   --------------   -------------
Cash at end of period                                        $              0   $            0   $           0
                                                             ================   ==============   =============
Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              0   $            0   $           0
                                                             ================   ==============   =============
     Income taxes paid for the year                          $              0   $            0   $           0
                                                             ================   ==============   =============
Supplemental Disclosure of Non-cash
   Investing and Financing Activities
     Issuance of a note payable for consulting fees          $              0   $            0   $           0
                                                             ================   ==============   =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2004 and 2003


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003


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

On October 1, 2004, the Company obtained a $250,000 unsecured line of credit to provide for the updating, restructuring, and initial financing for implementation of a Company business plan and model. The line of credit bears interest at 10% per annum, payable quarterly, and all advanced principal and unpaid interest is due and payable on December 31, 2008. The Lender has the right to convert the principal amount of the indebtedness in whole or in part at any time prior to repayment into the restricted common stock of the Company at a conversion rate of the lesser of 66 2/3 of the average of the closing bid and ask price on the date of conversion, or $0.01 per share.

Since the October 15, 2003 auction of the Company's assets, the Company has had no operations or significant assets. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003



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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003


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


NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2004 and 2003, respectively, are as follows:

                                     Year ended        Year ended
                                    September 30,     September 30,
                                        2004              2003
                                    --------------  ----------------
       Federal:
         Current                          $     -           $    -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
       State:
         Current                                -                -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
         Total                            $     -           $    -
                                           ======           ======

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003


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

In March 2003, the Company issued 10,000 shares of registered common stock pursuant to the aforementioned Registration Statement(s) on Form S-8

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003


NOTE H - Equity Transactions - Continued

Common Stock - continued

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


NOTE I - Stock Option Plans

ExperTelligence, Inc. 1996 Equity Participation Plan

On August 15, 1996, the Company's Board of Directors of the Company adopted the 1996 Equity Participation Plan, whereby options may be granted to employees, consultants, or independent directors. For Incentive Stock Options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For Nonqualified Stock Options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The Company's Board of Directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 475,000 shares of common stock for the exercise of options under this Plan. As of May 5, 2000, an additional 219,000 shares of common stock were reserved for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 2002 and 2001 for the granting of options under the Plan are 105,800, respectively, and at September 30, 2004 the number is -0-.

The following tables summarizes the common stock options activity for each of the years ended September 30, 2003 and 2002, respectively:

                                                            Weighted average
                                                             price per share
                                                            ----------------

Options outstanding at October 1, 2002          585,200             -
  Issued                                              -
  Exercised                                    (124,205)        $0.01
  Expired/Terminated                                  -             -
                                                -------

Options outstanding at September 30, 2003       460,995
  Issued                                              -
  Exercised                                      (10,000)       $0.01
  Expired/Terminated                            (450,995)           -
                                                -------

Options outstanding at September 30, 2004             -
                                                =======

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003


NOTE I - Stock Option Plans - Continued

ExperTelligence, Inc. 1996 Equity Participation Plan - continued

As of September 30, 2003, there are no granted and outstanding options related to the Nonqualified Stock Option Plan, and at September 30, 2004 the number is -0-.

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

                                     Year ended           Year ended
                                     September 30,      September 30,
                                        2004                 2003
                                    --------------      --------------
       Expected life (years             1-10                1-10
       Risk-free interest rate          6.00%               6.00%
       Volatility                     200.0%              200.0%
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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003


NOTE I - Stock Option Plans - Continued

3DStockCharts 2000 Equity Participation Plan

On January 19, 2000, the Board of Directors of 3DStockCharts adopted the 2000 Equity Participation Plan, whereby options may be granted to employees, consultants, or independent directors. For Incentive Stock Options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For Nonqualified Stock Options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The Company's Board of Directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 3,500,000 shares of common stock for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 1001 and 2000 for the granting of options under this Plan is 665,160, at September 30, 2004 the number is -0-.

Stock option activity for 3DStockChart's Incentive Stock Option Plan and the Nonqualified Stock Option Plan is show below:

                                                           Weighted average
                                                            price per share
                                                           ----------------
Options outstanding at October 1, 2002               -               -
  Issued                                     2,834,840         $0.5726
  Exercised                                          -               -
  Expired/Terminated                                 -               -
                                             ---------
Options outstanding at September 30, 2003    2,834,840         $0.5726
  Issued                                             -               -
  Exercised                                          -               -
  Expired/Terminated                        (2,834,840)        $0.5726
                                             ---------
Options outstanding at September 30, 2004            -               -
                                             =========

As of September 30, 2004 and 2003, respectively, there were -0- and -0- shares granted and outstanding and all were exercisable under the Nonqualified Stock Option Plan.

ExperClick 2000 Equity Participation Plan

On February 7, 2000, the Board of Directors of ExperClick adopted the 2000 Equity Participation Plan whereby options may be granted to employees, consultants, or independent directors. For incentive stock options, the exercise

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003


NOTE I - Stock Option Plans - Continued

ExperClick 2000 Equity Participation Plan - continued

price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For nonqualified stock options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The Company's Board of Directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 3,000,000 shares of common stock for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 2003 and 2002 for the granting of options under this Plan are 1,435,000, at September 30, 2004 the number is -0-.

Stock Option activity for each of the years ended September 30, 2002 and 2001, respectively, for ExperClick's Incentive Stock Option Plan and the Nonqualified Stock Option Plan is shown below:

                                                            Weighted average
                                                             price per share
                                                            ----------------
Options outstanding at October 1, 2002               -                -
  Issued                                     1,565,000            $1.00
  Exercised                                          -                -
  Expired/Terminated                                 -                -
                                             ---------
Options outstanding at September 30, 2003    1,565,000            $1.00
  Issued                                             -                -
  Exercised                                          -                -
  Expired/Terminated                        (1,565,000)           $1.00
                                             ---------
Options outstanding at September 30, 2004            -                -
                                             =========

As of September 30, 2004 and 2003, no options have been granted under the Nonqualifying Stock Option Plan.


NOTE J - Stock Warrants

ExperTelligence, Inc. Common Stock Warrants

The Company's common stock warrants outstanding as of September 30, 2003 and 2002, respectively, are as follows:

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003


NOTE J - Stock Warrants - Continued

Grant date:                      1/31/99  2/28/99   1/14/00   1/21/00
Expiration date:                 1/15/01  2/15/00   1/14/02   1/25/01
Exercise price                   $10.00   $15.00     $4.00    $10.00
                                                                         TOTALS

Balances at September 30, 2002        0         0         0         0    10,000
  Granted                             0         0         0         0         0
  Exercised                           0         0         0         0         0
  Expired                             0         0   (10,000)        0   (10,000)
                                 ------   -------   -------   -------   -------

Balances at September 30, 2003        0         0         0         0         0
  Granted                             0         0         0         0         0
  Exercised                           0         0         0         0         0
  Expired                             0         0         0         0   (10,000)
                                 ------   -------   -------   -------   -------

Balances at September 30, 2004        0         0         0         0         0
                                 ======   =======   =======   =======   =======


NOTE K - Non-Cash Transactions

During the year ended September 30, 2003, one employee exercised a total of 3,000 stock options under the 1996 Equity Participation Plan in the form of a cash-less exercise and forfeited 992 shares of common stock in order to receive 2,008 shares of unregistered common stock.


NOTE L - Commitments and Contingencies

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

As of September 1, 1999, the Company subleased additional office space under a non-cancelable operating lease through August 31, 2002. This lease requires monthly rental payments of $8,400. Beginning on September 1, 2000, and every

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2004 and 2003



NOTE L - Commitments and Contingencies - Continued

Lease obligations - continued

anniversary date thereafter, the monthly rent will be adjusted by the year-to-year percentage change in the Los Angeles Consumer Price Index for the month of July. The Company has an option to extend the sublease for one additional year.

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


Dated: June 12, 2007              By:  /s/ Jason Smart
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


Dated: June 12, 2007              By:  /s/ Jason Smart
       ---------------                ----------------------------
                                        Jason Smart
                                        President, Sole Director
                                        Chief Executive Officer and
                                        Chief Financial Officer