Form 10QSB
period 2004-12-31
EXPERTELLIGENCE INC
filed 2007-06-19
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
               Form 10-QSB for the Quarter ended December 31, 2004

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements



                                ExperTelligence, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                             December 31, 2004 and 2003
                                   (Unaudited)

                                                                  December 31,     December 31,
                                                                     2004            2003
                                                                -------------   -------------
          Assets
Current Assets
   Cash on hand and in bank                                     $           0    $          0
   Prepaid officer compensation                                             0               0
                                                                -------------   -------------
   Total Current Assets                                                     0               0
                                                                -------------   -------------
Total Assets                                                    $           0    $          0
                                                                =============   =============
       Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Note payable                                               $           0    $          0
     Accounts payable - trade                                               0               0
     Accrued officers compensation                                          0               0
     Accrued interest payable                                               0               0
                                                                -------------   -------------
     Total Current Liabilities                                              0               0
                                                                -------------   -------------
Long-Term Liabilities
     Line of credit payable                                            95,486               0
                                                                -------------   -------------
     Total Liabilities                                                 95,486               0
                                                                -------------   -------------
Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - no par value 1,000,000 shares
     authorized None issued and outstanding                                 0               0
   Common stock - $0.001 par value. 100,000,000 shares
     authorized. 20,463,023 shares issued and outstanding,
     respectively
   Additional paid-in capital                                               0          50,000
   Accumulated deficit                                                (95,486)              0
                                                                -------------   -------------
   Total Shareholders' Equity (Deficit)                           (8,970,570)   (8,875,084)
                                                                -------------   -------------
   Total Liabilities and Shareholders' Equity                   $     (95,486)   $          0
                                                                =============   =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                               ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                   Three months ended December 31, 2004 and 2003
                  Period from October 1, 2003 (date of inception)
                             through December 31, 2004
                                   (Unaudited)

                                                                                  Period from
                                                                                October 1, 2003
                                                  Three months   Three months  (date of inception)
                                                      ended          ended          through
                                                   December 31,   December 31,    December 31,
                                                      2004            2003            2004
                                                  ------------    ------------  -----------------
Revenues                                          $          0    $          0  $           0
                                                  ------------    ------------  -------------
Expenses
   Professional and consulting fees                          0               0              0
   Other general and administrative expenses            95,486               0         95,486
   Legal fees - related party/shareholder                    0               0              0
   Interest expense                                          0               0              0
                                                  ------------    ------------  -------------
     Total expenses                                     95,486               0         95,486
                                                  ------------    ------------  -------------
Loss from operations
   before provision for income taxes                    95,486               0              0
Provision for income taxes                                   0               0         95,486
                                                  ------------    ------------  -------------
Net Loss

Other Comprehensive Income                                   0               0              0
                                                  ------------    ------------  -------------
Comprehensive Loss                                $     95,486    $          0  $      95,486
                                                  ============    ============  =============
Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                               (0.01)   $          0  $       (0.01)
                                                  ============    ============  =============
Weighted-average number of shares
   outstanding - basic and fully diluted            20,463,023      20,463,023     20,463,023
                                                  ============    ============  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                                ExperTelligence, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                   Three months ended December 31, 2004 and 2003
                  Period from October 1, 2003 (date of inception)
                             through December 31, 2004
                                   (Unaudited)

                                                                                Period from
                                                                                October 1, 2003
                                                   Three months  Three months  (date of inception)
                                                       ended         ended          through
                                                     December 31,   December 31,    December 31,
                                                       2004           2003            2004
                                                    ------------  ------------  -----------------
Cash Flows from Operating Activities:
 Net income (loss) for the period                   $          0  $          0  $           0
 Adjustments to reconcile net loss to net cash
    provided by operating activities:                          0             0              0
   Depreciation and amortization                               0             0              0
   Organizational costs paid with common stock                 0             0              0
   Consulting fees paid with issuance
    of note payable                                            0             0              0
   (Increase) Decrease in
     Prepaid officers compensation                             0             0              0
   Increase (Decrease) in
     Accounts payable - trade                            (95,486)      (50,000)      (145,486)
     Accrued officers compensation                             0             0              0
    Accrued interest payable                                   0             0              0
                                                    ------------  ------------  -------------
Net cash used in operating activities                   95,486          50,000        145,486
                                                    ------------  ------------  -------------
Cash Flows from Investing Activities                           0             0              0
                                                    ------------  ------------  -------------
Cash Flows from Financing Activities:
   Cash proceeds from Line of Credit Note                 95,486             0         95,486
   Proceeds from sale of common stock                          0        50,000         50,000
   Cash used to refund subscription agreement                  0             0              0
   Cash used to purchase treasury stock                        0             0        145,486
                                                    ------------  ------------  -------------
Net cash provided by (used in) financing activities            0             0              0
                                                    ------------  ------------  -------------
Increase (Decrease) in Cash                         (95,486)          (50,000)       (145,486)

Cash at beginning of period                                    0             0              0
                                                    ------------  ------------  -------------
Cash at end of period                               $          0  $          0  $           0
                                                    ============  ============  =============
Supplemental Disclosure of Interest
   and Income Taxes Paid:
     Interest paid for the year                     $          0  $          0  $           0
                                                    ============  ============  =============
     Income taxes paid for the year                 $          0  $          0  $           0
                                                    ============  ============  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2004 and 2003


NOTE A - Organization and Description of Business

ExperTelligence, Inc. (Company) was originally incorporated in accordance with the Laws of the State of California on March 31, 1980. The Company formerly developed Internet portal technology, published database software products for the Internet, and developed and hosted web/database and electronic commerce application solutions. Details of the transaction are set forth in Note J.

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

On October 20, 2003, as announced in a Current Report on Form 8-K, the Company confirmed that it conducted the previously-noticed public auction of Company assets. That auction, held at noon on October 15, 2003, at the Company's offices, then located at 614 Chapala Street in Santa Barbara, California, the Company sold: - the WebBase product, including all related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts; - the 3DStockCharts product, including all related intellectual property and computer hardware, software, and related

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2004 and 2003


NOTE A - Organization and Description of Business - Continued

equipment, license and customer agreements, and operating accounts; - the Advertising Commerce Network product, including all related intellectual property and computer hardware, software, and related equipment, license and customer agreements, and operating accounts; - miscellaneous office furniture and computer equipment. - - its interests in any and all third party corporations

All sales were made to creditors of the Company, and all payment for all items was made in the form of a reduction of debt. The Company realized no cash from the auction.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2004 and 2003


NOTE B - Preparation of Financial Statements - Continued

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However,

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2004 and 2003


NOTE C - Going Concern Uncertainty - Continued

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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2004 and 2003


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2004 and 2003


NOTE H - Commitments and Contingencies -Continued

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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2004 and 2003


Note J - Working Capital Advances Line of Credit Payable

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

As of December 31, 2004 a total of $95,485.65 has been advanced under this agreement.







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

                              ExperTelligence, Inc.

Date: June 13 2007        By:  /s/ Jason Smart
                               ---------------------------
                               Jason Smart
                               Chief Executive Officer and
                               Chief Financial Officer