Form 10QSB
period 2005-03-31
EXPERTELLIGENCE INC
filed 2007-06-19
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
                Form 10-QSB for the Quarter ended March 31, 2005

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

                               PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                             March 31, 2005 and 2004
                                   (Unaudited)

                                                                   March 31,      March 31,
                                                                    2005            2004
                                                                -------------   ------------
                                     Assets
Current Assets
   Cash                                                         $           0   $          0
   Prepaid officer compensation                                             0              0
                                                                -------------   ------------
   Total Current Assets                                                     0              0
                                                                -------------   ------------
Total Assets                                                    $           0   $          0
                                                                =============   ============
        Liabilities and Stockholders' Deficit
Liabilities
   Current Liabilities
     Note payable                                               $           0   $          0
     Working capital advances                                               0              0
     Accrued officers compensation                                          0              0
     Accrued interest payable                                               0              0
                                                                -------------   ------------
     Total Current Liabilities                                              0              0
                                                                -------------   ------------
Long-Term Liabilities
     Line of credit payable                                            95,486         95,486
                                                                -------------   ------------
     Total Liabilities                                          $      95,486   $     95,486
                                                                -------------   ------------
Commitments and Contingencies

Stockholders' Deficit
   Preferred stock - no par value
     1,000,000 shares authorized
     None issued and outstanding                                            0              0
   Common stock - $0.001 par value.
     100,000,000 shares authorized.  20,463,023
     shares issued and outstanding, respectively                            0              0
   Additional paid-in capital                                               0              0
   Accumulated deficit                                                (95,486)       (95,486)
                                                                -------------   ------------
   Total Stockholders' Deficit                                     (8,970,570)    (8,875,084)
                                                                -------------   ------------
   Total Liabilities and Stockholders' Equity                   $     (95,486)  $    (95,486)
                                                                =============   ============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
               Nine and Three months ended March 31, 2005 and
           2004 Period from October 1, 2003 (date of inception)
                           through March 31, 2005
                                   (Unaudited)

                                                                                                 Period from
                                                                                                October 1, 2003
                                  Six months     Six months     Three months     Three months (date of inception)
                                    ended           ended           ended           ended            through
                                March 31, 2005  March 31, 2004  March 31, 2005  March 31, 2004  March 31, 2005
                                --------------  --------------  --------------  --------------  --------------

Revenues                        $           0   $            0  $           0   $            0  $             0
                                -------------   --------------  -------------   --------------  ---------------

Expenses
   General and
     administrative expenses           95,486                0              0                0           95,486
   Interest expense                         0                0              0                0                0
                                -------------   --------------  -------------   --------------  ---------------
   Total expenses                      95,486                0              0                0           95,486
                                -------------   --------------  -------------   --------------  ---------------
Loss from operations
   before provision for
   income taxes                        95,486                0              0                0           95,486

Provision for income taxes             95,486                0              0                0           95,486
                                -------------   --------------  -------------   --------------  ---------------
Net Loss

Other Comprehensive Income                  0                0              0                0                0
                                -------------   --------------  -------------   --------------  ---------------
Comprehensive Loss              $      95,486   $            0  $           0   $            0  $        95,486
                                =============   ==============  =============   ==============  ===============
Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully
   diluted                      $       (0.01)  $            0  $           0   $            0  $         (0.01)
                                =============   ==============  =============   ==============  ===============
Weighted-average number
   of shares outstanding -
   basic and fully diluted         20,463,023                0              0               0        20,463,023
                                =============   ==============  =============   ==============  ===============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                             ExperTelligence, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                            Statements of Cash Flows
                    Nine months ended March 31, 2005 and 2004
             Period from October 1, 2003 (date of inception) through
                                 March 31, 2005
                                   (Unaudited)

                                                                                                   Period from
                                                                                                  October 1, 2003
                                                                Six months      Six months       (date of inception)
                                                                  ended            ended          through
                                                             March 31, 2005     March 31, 2004    March 31, 2005
                                                             ----------------   ----------------  --------------
Cash Flows from Operating Activities
   Net loss for the period                                   $              0   $              0  $           0
   Adjustments to reconcile net loss
     to net cash provided by operating activities                           0                  0              0
       Depreciation and amortization                                        0                  0              0
-0-
       Organizational costs paid with common stock                    (95,486)           (50,000)      (145,486)
       (Increase) Decrease in
         Prepaid officer compensation                                       0                  0              0
       Increase (Decrease) in
         Accounts payable - trade                                           0                  0              0
         Accrued officer compensation                                       0                  0              0
         Accrued interest payable                                           0                  0              0
                                                             ----------------   ----------------  -------------
Net cash used in operating activities                                  95,486             50,000        145,486
                                                             ----------------   ----------------  -------------

Cash Flows from Investing Activities                                        0                  0              0
                                                             ----------------   ----------------  -------------

Cash Flows from Financing Activities
   Proceeds from note payable-Line of Credit                           95,486             50,000        145,486
   Proceeds from working capital advances                                   0                  0              0
   Proceeds from sale of common stock                                       0                  0              0
   Cash used to refund subscription agreement                               0                  0              0
   Cash used to purchase treasury stock                                     0                  0              0
                                                             ----------------   ----------------  -------------
Net cash provided by (used in) financing activities                         0                  0              0
                                                             ----------------   ----------------  -------------

Increase (Decrease) in Cash                                           (95,486)           (50,000)      (145,486)

Cash at beginning of period                                            95,486             50,000        145,486
                                                             ----------------   ----------------  -------------

Cash at end of period                                        $              0   $              0  $           0
                                                             ================   ================  =============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              0   $              0  $           0
                                                             ================   ================  =============
     Income taxes paid for the year                          $              0   $              0  $           0
                                                             ================   ================  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2005 and 2004


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

As of March 31, 2005 a total of $95,486 has been advanced under this agreement.

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

Combination Suitability Standards

     In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     1. will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;
     2. will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
     3. will not have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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