Form 10QSB
period 2005-06-30
EXPERTELLIGENCE INC
filed 2007-06-19
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
                 Form 10-QSB for the Quarter ended June 30, 2005

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

                               PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                                ExperTelligence, Inc.
                          (a development stage enterprise)
                                 Balance Sheets
                           June 30, 2005 and 2004
                                   (Unaudited)

                                                                June 30, 2005   June 30, 2004
                                                                -------------   -------------
                                     Assets
Current Assets
   Cash                                                         $           0   $          0
   Prepaid officer compensation                                             0              0
                                                                -------------   ------------
   Total Current Assets                                                     0              0
                                                                -------------   ------------
Total Assets                                                    $           0   $          0
                                                                =============   ============
        Liabilities and Stockholders' Deficit
Liabilities
   Current Liabilities
     Note payable                                               $           0   $          0
     Working capital advances                                               0              0
     Accrued officers compensation                                          0              0
     Accrued interest payable                                               0              0
                                                                -------------   ------------
     Total Current Liabilities                                              0              0
                                                                -------------   ------------
Long-Term Liabilities
     Line of credit payable                                            95,506         95,486
                                                                -------------   ------------
     Total Liabilities                                                 95,506         95,486
                                                                -------------   ------------
Commitments and Contingencies

Stockholders' Deficit
   Preferred stock - no par value
     1,000,000 shares authorized
     None issued and outstanding
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     20,463,023 shares issued and outstanding, respectively                0               0
   Additional paid-in capital
   Accumulated deficit                                                (95,486)             0
                                                                -------------   ------------
   Total Stockholders' Deficit                                     (8,970,570)    (8,875,084)
                                                                -------------   ------------
   Total Liabilities and Stockholders' Equity                   $     (95,506)  $    (95,486)
                                                                =============   ============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                  Nine and Three months ended June 30, 2005 and
              2004 Period from October 1, 2003 (date of inception)
                           through June 30, 2005
                                   (Unaudited)


                                                                                                 Period from
                                                                                                October 1, 2003
                                 Nine months    Nine months     Three months     Three months (date of inception)
                                    ended           ended           ended           ended            through
                                June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004   June 30, 2005
                                --------------  --------------  --------------  --------------  --------------

Revenues                        $           0   $            0  $           0   $            0  $             0
                                -------------   --------------  -------------   --------------  ---------------
Expenses
   General and
     administrative expenses           95,506                0              0                0           95,506
   Interest expense                         0                0              0                0                0
                                -------------   --------------  -------------   --------------  ---------------

   Total expenses                      95,506                0              0                0           95,506
                                -------------   --------------  -------------   --------------  ---------------

Loss from operations
   before provision for
   income taxes                        95,506                0              0                0           95,506

Provision for income taxes                  0                0              0                0           95,506
                                -------------   --------------  -------------   --------------  ---------------

Net Loss

Other Comprehensive Income                  0                0              0                0                0
                                -------------   --------------  -------------   --------------  ---------------

Comprehensive Loss              $      95,506   $            0  $           0   $            0  $        95,506
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

                              ExperTelligence, Inc.
                     (formerly Fabulous Fritas Corporation)
                        (a development stage enterprise)
                            Statements of Cash Flows
                  Nine months ended June 30, 2005 and 2004
              Period from October 1, 2003 (date of inception) through
                               June 30, 2005
                                   (Unaudited)

                                                                                                Period from
                                                                                               October 1, 2003
                                                               Nine months     Nine months  (date of inception)
                                                                   ended            ended           through
                                                                   June 30,       June 30,          June 30,
                                                                   2005             2004             2005
                                                             ----------------   ----------------  -------------
Cash Flows from Operating Activities
   Net loss for the period                                   $              0   $              0  $           0
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                        0                  0              0
       Organizational costs paid with common stock                    (95,506)           (50,000)      (145,506)
       (Increase) Decrease in
         Prepaid officer compensation                                       0                  0              0
       Increase (Decrease) in
         Accounts payable - trade                                           0                  0              0
         Accrued officer compensation                                       0                  0              0
         Accrued interest payable                                           0                  0              0
                                                             ----------------   ----------------  -------------
Net cash used in operating activities                                  95,506             50,000        145,506
                                                             ----------------   ----------------  -------------
Cash Flows from Investing Activities                                        0                  0              0
                                                             ----------------   ----------------  -------------
Cash Flows from Financing Activities
   Proceeds from note payable-Line of Credit                           95,506             50,000        145,506
   Proceeds from working capital advances                                   0                  0              0
   Proceeds from sale of common stock                                       0                  0              0
   Cash used to refund subscription agreement                               0                  0              0
   Cash used to purchase treasury stock                                     0                  0              0
                                                             ----------------   ----------------  -------------
Net cash provided by (used in) financing activities                         0                  0              0
                                                             ----------------   ----------------  -------------
Increase (Decrease) in Cash                                           (95,506)           (50,000)      (145,506)

Cash at beginning of period                                            95,506             50,000        145,506
                                                             ----------------   ----------------  -------------
Cash at end of period                                        $              0   $              0  $           0
                                                             ================   ================  =============
Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              0   $              0  $           0
                                                             ================   ================  =============
     Income taxes paid for the year                          $              0   $              0  $           0
                                                             ================   ================  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             June 30, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2005 and 2004


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

As of June 30, 2005 a total of $95,506 has been advanced under this agreement.

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