Form 10QSB
period 2005-12-31
EXPERTELLIGENCE INC
filed 2007-06-20
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
               Form 10-QSB for the Quarter ended December 31, 2005

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                ExperTelligence, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                             December 31, 2005 and 2004
                                   (Unaudited)

                                                                  December 31,     December 31,
                                                                     2005            2004
                                                                -------------   -------------
          Assets
Current Assets
   Cash on hand and in bank                                     $           0    $          0
   Prepaid officer compensation                                             0               0
                                                                -------------   -------------
   Total Current Assets                                                     0               0
                                                                -------------   -------------
Total Assets                                                    $           0    $          0
                                                                =============   =============
       Liabilities and Shareholders' Equity (Deficit)
Liabilities
   Current Liabilities
     Note payable                                               $           0    $          0
     Accounts payable - trade                                               0               0
     Accrued officers compensation                                          0               0
     Accrued interest payable                                          18,970               0
                                                                -------------   -------------
     Total Current Liabilities                                         18,970               0
                                                                -------------   -------------
Long-Term Liabilities
     Line of credit payable                                           145,486          95,486
                                                                -------------   -------------
     Total Liabilities                                                164,456          95,486
                                                                -------------   -------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - no par value 1,000,000 shares
     authorized None issued and outstanding                                 0               0
   Common stock - $0.001 par value. 100,000,000 shares
     authorized. 20,463,023 shares issued and outstanding,
     respectively                                                           0               0
   Additional paid-in capital                                       6,160,572               0
   Accumulated deficit                                              8,969,318               0
                                                                -------------   -------------

   Total Shareholders' Equity (Deficit)                            (8,920,570)     (8,970,570)
                                                                -------------   -------------

   Total Liabilities and Shareholders' Equity                   $    (164,456)  $     (95,486)
                                                                =============   =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                  Three months ended December 31, 2005 and 2004
                 Period from October 1, 2003 (date of inception)
                            through December 31, 2005
                                   (Unaudited)

                                                                                  Period from
                                                                                October 1, 2003
                                                  Three months   Three months  (date of inception)
                                                      ended          ended          through
                                                   December 31,   December 31,    December 31,
                                                      2005            2004            2005
                                                  ------------    ------------  -----------------
Revenues                                          $          0    $          0  $           0
                                                  ------------    ------------  -------------
Expenses
   Professional and consulting fees                          0               0              0
   Other general and administrative expenses                 0          95,486        195,486
   Legal fees - related party/shareholder                    0               0              0
   Interest expense                                          0               0              0
                                                  ------------    ------------  -------------
     Total expenses                                          0          95,486        195,486
                                                  ------------    ------------  -------------
Loss from operations
   before provision for income taxes                         0          95,486              0
Provision for income taxes                                   0               0        195,486
                                                  ------------    ------------  -------------
Net Loss                                                     0               0              0

Other Comprehensive Income                                   0               0              0
                                                  ------------    ------------  -------------

Comprehensive Loss                                $          0    $     95,486  $     195,486
                                                  ============    ============  =============
Earnings per share of common stock
   outstanding computed on net loss
   basic and fully diluted                        $          0    $      (0.01) $       (0.01)
                                                  ============    ============  =============
Weighted-average number of shares
   outstanding - basic and fully diluted            20,463,023      20,463,023     20,463,023
                                                  ============    ============  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                  Three months ended December 31, 2005 and 2004
                 Period from October 1, 2003 (date of inception)
                            through December 31, 2005
                                   (Unaudited)

                                                                                Period from
                                                                                October 1, 2003
                                                   Three months  Three months  (date of inception)
                                                       ended         ended          through
                                                     December 31,   December 31,    December 31,
                                                       2004           2003            2004
                                                    ------------  ------------  -----------------
Cash Flows from Operating Activities:
 Net income (loss) for the period                   $          0  $          0  $           0
 Adjustments to reconcile net loss to net cash
    provided by operating activities:                          0             0              0
   Depreciation and amortization                               0             0              0
   Organizational costs paid with common stock                 0             0              0
   Consulting fees paid with issuance
    of note payable                                            0             0              0
   (Increase) Decrease in
     Prepaid officers compensation                             0             0              0
   Increase (Decrease) in
     Accounts payable - trade                                  0        95,486        195,486
     Accrued officers compensation                             0             0              0
    Accrued interest payable                                   0             0              0
                                                    ------------  ------------  -------------
Net cash used in operating activities                          0        95,486        195,486
                                                    ------------  ------------  -------------
Cash Flows from Investing Activities                           0             0              0
                                                    ------------  ------------  -------------
Cash Flows from Financing Activities:
   Cash proceeds from Line of Credit Note                      0        95,486        145,486
   Proceeds from sale of common stock                          0             0         50,000
   Cash used to refund subscription agreement                  0             0              0
   Cash used to purchase treasury stock                        0             0              0
                                                    ------------  ------------  -------------
Net cash provided by (used in) financing activities            0             0              0
                                                    ------------  ------------  -------------
Increase (Decrease) in Cash                                    0       (95,486)      (195,486)

Cash at beginning of period                                    0             0              0
                                                    ------------  ------------  -------------
Cash at end of period                               $          0  $          0  $           0
                                                    ============  ============  =============
Supplemental Disclosure of Interest
   and Income Taxes Paid:
     Interest paid for the year                     $          0  $          0  $           0
                                                    ============  ============  =============
     Income taxes paid for the year                 $          0  $          0  $           0
                                                    ============  ============  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                           December 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2005 and 2004


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                           December 31, 2005 and 2004


NOTE H - Commitments and Contingencies - Continued

Lease obligations - continued

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

As of December 31, 2005 a total of $145,486 has been advanced under this agreement.

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

                              ExperTelligence, Inc.

Date: June 14, 2007        By:  /s/ Jason Smart
                               ---------------------------
                               Jason Smart
                               Chief Executive Officer and
                               Chief Financial Officer