Form 10QSB
period 2006-03-31
EXPERTELLIGENCE INC
filed 2007-06-21
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
                Form 10-QSB for the Quarter ended March 31, 2006

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

                               PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                                ExperTelligence, Inc.
                          (a development stage enterprise)
                                 Balance Sheets
                           March 31, 2006 and 2005
                                   (Unaudited)

                                                                   March 31,      March 31,
                                                                    2006            2005
                                                                -------------   ------------
                                     Assets
Current Assets
   Cash                                                         $           0   $          0
   Prepaid officer compensation                                             0              0
                                                                -------------   ------------
   Total Current Assets                                                     0              0
                                                                -------------   ------------
Total Assets                                                    $           0   $          0
                                                                =============   ============
        Liabilities and Stockholders' Deficit
Liabilities
   Current Liabilities
     Note payable                                               $           0   $          0
     Working capital advances                                               0              0
     Accrued officers compensation                                          0              0
     Accrued interest payable                                          18,970              0
                                                                -------------   ------------
     Total Current Liabilities                                         18,970              0
                                                                -------------   ------------
Long-Term Liabilities
     Line of credit payable                                           145,486         95,486
                                                                -------------   ------------
     Total Liabilities                                                164,456         95,486
                                                                -------------   ------------

Commitments and Contingencies

Stockholders' Deficit
   Preferred stock - no par value
     1,000,000 shares authorized
     None issued and outstanding                                            0              0
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     20,463,023 shares issued and outstanding, respectively                 0              0
   Additional paid-in capital
   Accumulated deficit                                              6,160,572        (95,486)
                                                                -------------   ------------

   Total Stockholders' Deficit                                      8,920,570     (8,970,570)
                                                                -------------   ------------

   Total Liabilities and Stockholders' Equity                   $    (164,456)  $    (95,486)
                                                                =============   ============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                 Statements of Operations and Comprehensive Loss
                 Nine and Three months ended March 31, 2006 and
              2005 Period from October 1, 2003 (date of inception)
                             through March 31, 2006
                                   (Unaudited)

                                                                                                 Period from
                                                                                                October 1, 2003
                                  Six months     Six months     Three months     Three months (date of inception)
                                    ended           ended           ended           ended            through
                                March 31, 2006  March 31, 2005  March 31, 2006  March 31, 2005  March 31, 2006
                                --------------  --------------  --------------  --------------  --------------

Revenues                        $           0   $            0  $           0   $            0  $             0
                                -------------   --------------  -------------   --------------  ---------------
Expenses
   General and
     administrative expenses                0           95,486              0                0         214,456
   Interest expense                         0                0              0                0                0
                                -------------   --------------  -------------   --------------  ---------------

   Total expenses                           0           95,486              0                0          214,456
                                -------------   --------------  -------------   --------------  ---------------

Loss from operations
   before provision for
   income taxes                             0           95,486              0                0          214,456

Provision for income taxes                  0           95,486              0                0          214,456
                                -------------   --------------  -------------   --------------  ---------------
Net Loss                                    0                0              0                0                0

Other Comprehensive Income                  0                0              0                0                0
                                -------------   --------------  -------------   --------------  ---------------
Comprehensive Loss              $           0   $       95,486  $           0   $            0  $       214,456
                                =============   ==============  =============   ==============  ===============
Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully
   diluted                              (0.01)           (0.01)             0                0            (0.01)
                                =============   ==============  =============   ==============  ===============
Weighted-average number
   of shares outstanding -
   basic and fully diluted         20,463,023       20,463,023              0                0       20,463,023
                                =============   ==============  =============   ==============  ===============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                            Statements of Cash Flows
                    Nine months ended March 31, 2006 and 2005
             Period from October 1, 2003 (date of inception) through
                                 March 31, 2006
                                   (Unaudited)



                                                                                                   Period from
                                                                                                  October 1, 2003
                                                                Six months      Six months       (date of inception)
                                                                  ended            ended          through
                                                             March 31, 2006     March 31, 2005    March 31, 2006
                                                             ----------------   ----------------  --------------
Cash Flows from Operating Activities
   Net loss for the period                                   $              0   $              0  $           0
   Adjustments to reconcile net loss
     to net cash provided by operating activities                           0                  0              0
       Depreciation and amortization                                        0                  0              0
       Organizational costs paid with common stock                          0                  0              0
       (Increase) Decrease in
         Prepaid officer compensation                                       0                  0              0
       Increase (Decrease) in
         Accounts payable - trade                                           0                  0              0
         Accrued officer compensation                                       0                  0              0
         Accrued interest payable                                           0                  0              0
                                                             ----------------   ----------------  -------------
Net cash used in operating activities                                       0                  0   195,486
                                                             ----------------   ----------------  -------------

Cash Flows from Investing Activities                                        0                  0              0
                                                             ----------------   ----------------  -------------

Cash Flows from Financing Activities
   Proceeds from note payable-Line of Credit                                0                  0        195,486
   Proceeds from working capital advances                                   0                  0              0
   Proceeds from sale of common stock                                       0                  0              0
   Cash used to refund subscription agreement                               0                  0              0
   Cash used to purchase treasury stock                                     0                  0              0
                                                             ----------------   ----------------  -------------
Net cash provided by (used in) financing activities                         0                  0              0
                                                             ----------------   ----------------  -------------
Increase (Decrease) in Cash                                                 0                  0       (195,486)

Cash at beginning of period                                                 0                  0        195,486
                                                             ----------------   ----------------  -------------
Cash at end of period                                        $              0   $              0  $           0
                                                             ================   ================  =============
Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              0   $              0  $           0
                                                             ================   ================  =============
     Income taxes paid for the year                          $              0   $              0  $           0
                                                             ================   ================  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2006 and 2005


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

As of March 31, 2006 a total of $145,486 has been advanced under this agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company has had no operations or significant assets since October 15, 2003.

     For the year ended September 30, 2006 and 2005, the Company realized consolidated net revenues of approximately $-0- and $-0-, respectively.

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


ITEM 5 - Other Information

     On June 1, 2005 the Company decided to initiate a new business plan of lending and investing. The Company intends to form a new wholly-owned subsidiary for the purpose of implementing such line of business. Other general business services may be offered in the future, however, these plans and services have not been defined by management as of the date of this filing.

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

     The Company intends to either develop its new business plan; initiate other business plan(s) - either related or unrelated to previous ventures, or to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. The Company is not aware of any existing combination as of the date of this filing.

     In the event that a business combination transaction is explored in the future, it is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur in the immediate future. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders. The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated.

     The Company expects to encounter competition in its new business plan to make medium to high risk unsecured loans to individuals, corporations and/or other entities or to invest in early-stage, early-growth, pre-IPO companies. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company because they may be able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The
Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use.

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

                              ExperTelligence, Inc.


Date: June 14 2007        By:  /s/ Jason Smart
                               ---------------------------
                               Jason Smart
                               Chief Executive Officer and
                               Chief Financial Officer