Form 10QSB
period 2006-06-30
EXPERTELLIGENCE INC
filed 2007-06-21
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
                 Form 10-QSB for the Quarter ended June 30, 2006

                                Table of Contents


                                                                           Page
PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements                                              3

     ITEM 2. Management's Discussion and Analysis or Plan of Operation        16

     ITEM 3. Controls and Procedures                                          19


PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                19

     ITEM 2. Recent Sales of Unregistered Securities and Use of Proceeds      19

     ITEM 3. Defaults Upon Senior Securities                                  19

     ITEM 4. Submission of Matters to a Vote of Security Holders              19

     ITEM 5. Other Information                                                19

     ITEM 6. Exhibits and Reports on Form 8-K                                 21

SIGNATURES                                                                    21

                               PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                                ExperTelligence, Inc.
                          (a development stage enterprise)
                                 Balance Sheets
                           June 30, 2006 and 2005
                                   (Unaudited)

                                                                June 30, 2006   June 30, 2005
                                                                -------------   -------------
                                     Assets
Current Assets
   Cash                                                         $           0   $          0
   Prepaid officer compensation                                             0              0
                                                                -------------   ------------
   Total Current Assets                                                     0              0
                                                                -------------   ------------
Total Assets                                                    $           0   $          0
                                                                =============   ============
        Liabilities and Stockholders' Deficit
Liabilities
   Current Liabilities
     Note payable                                               $           0   $          0
     Working capital advances                                               0              0
     Accrued officers compensation                                          0              0
     Accrued interest payable                                          18,970              0
                                                                -------------   ------------
     Total Current Liabilities                                              0              0
                                                                -------------   ------------
Long-Term Liabilities
     Line of credit payable                                           164,456         95,486
                                                                -------------   ------------
     Total Liabilities                                                164,456         95,486
                                                                -------------   ------------
Commitments and Contingencies

Stockholders' Deficit
   Preferred stock - no par value
     1,000,000 shares authorized
     None issued and outstanding                                            0              0
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     20,463,023 shares issued and outstanding, respectively         8,969,318      8,969,318
   Additional paid-in capital                                       6,160,572      6,160,572
   Accumulated deficit                                             (8,875,084)    (8,875,084)
                                                                -------------   ------------

   Total Stockholders' Deficit                                     (8,920,570)    (8,970,570)
                                                                -------------   ------------

   Total Liabilities and Stockholders' Equity                   $    (164,456)  $   (145,486)
                                                                =============   ============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                  Nine and Three months ended June 30, 2006 and
              2005 Period from October 1, 2003 (date of inception)
                              through June 30, 2006
                                   (Unaudited)

                                                                                                 Period from
                                                                                                October 1, 2003
                                 Nine months    Nine months     Three months     Three months (date of inception)
                                    ended           ended           ended           ended            through
                                June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005   June 30, 2006
                                --------------  --------------  --------------  --------------  --------------

Revenues                        $           0   $            0  $           0   $            0  $             0
                                -------------   --------------  -------------   --------------  ---------------
Expenses
   General and
     administrative expenses           49,980           95,506              0                0          204,971
   Interest expense                    18,970                0              0                0                0
                                -------------   --------------  -------------   --------------  ---------------

   Total expenses                           0           95,506              0                0     204,971
                                -------------   --------------  -------------   --------------  ---------------

Loss from operations
   before provision for
   income taxes                        68,950                0              0                0          204,971

Provision for income taxes                  0                0              0                0          204,971
                                -------------   --------------  -------------   --------------  ---------------

Net Loss                                    0                0              0                0                0

Other Comprehensive Income                  0                0              0                0          204,971
                                -------------   --------------  -------------   --------------  ---------------

Comprehensive Loss              $      68,950   $       95,506  $           0   $            0  $       204,971
                                =============   ==============  =============   ==============  ===============

Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully
   diluted                              (0.01)           (0.01)         (0.01)           (0.01)           (0.01)
                                =============   ==============  =============   ==============  ===============

Weighted-average number
   of shares outstanding -
   basic and fully diluted         20,463,023       20,463,023     20,463,023       20,463,023       20,463,023
                                =============   ==============  =============   ==============  ===============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                                ExperTelligence, Inc.
                          (a development stage enterprise)
                            Statements of Cash Flows
                  Nine months ended June 30, 2006 and 2005
              Period from October 1, 2003 (date of inception) through
                               June 30, 2006
                                   (Unaudited)

                                                                                                Period from
                                                                                               October 1, 2003
                                                               Nine months     Nine months  (date of inception)
                                                                   ended            ended           through
                                                              June 30, 2006      June 30, 2005    June 30, 2006
                                                             ----------------   ----------------  -------------
Cash Flows from Operating Activities
   Net loss for the period                                   $              0   $              0  $           0
   Adjustments to reconcile net loss
     to net cash provided by operating activities                           0                  0              0
       Depreciation and amortization                                        0                  0              0
       Organizational costs paid with common stock                          0                  0              0
       (Increase) Decrease in
         Prepaid officer compensation                                       0                  0              0
       Increase (Decrease) in
         Accounts payable - trade                                    (109,465)           (95,506)      (204,971)
         Accrued officer compensation                                       0                  0              0
         Accrued interest payable                                           0                  0              0
                                                             ----------------   ----------------  -------------
Net cash used in operating activities                                 109,465             95,506        204,971
                                                             ----------------   ----------------  -------------
Cash Flows from Investing Activities                                        0                  0              0
                                                             ----------------   ----------------  -------------
Cash Flows from Financing Activities
   Proceeds from note payable                                         109,465             95,506        204,971
   Proceeds from working capital advances                                   0                  0              0
   Proceeds from sale of common stock                                       0                  0              0
   Cash used to refund subscription agreement                               0                  0              0
   Cash used to purchase treasury stock                                     0                  0              0
                                                             ----------------   ----------------  -------------
Net cash provided by (used in) financing activities                         0                  0              0
                                                             ----------------   ----------------  -------------

Increase (Decrease) in Cash                                          (109,465)           (95,506)      (204,971)

Cash at beginning of period                                           109,465             95,506        204,971
                                                             ----------------   ----------------  -------------

Cash at end of period                                        $              0   $              0  $           0
                                                             ================   ================  ==============
Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              0   $              0  $           0
                                                             ================   ================  =============
     Income taxes paid for the year                          $              0   $              0  $           0
                                                             ================   ================  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                               June, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2006 and 2005


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             June 30, 2006 and 2005


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