Form 10KSB
period 2006-09-30
EXPERTELLIGENCE INC
filed 2007-06-21
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended: September 30, 2006

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



The issuer's revenues for the fiscal year ended September 30, 2006 were $-0-.


The aggregate market value of voting common equity held by non-affiliates as of May 15, 2007 was approximately $-0-, as there is no active trading available for the Registrant's equity securities.


As of May 15, 2007, there were 20,463,023 shares of Common Stock issued and outstanding.



Transitional Small Business Disclosure Format: Yes [_]   No [X]

                              ExperTelligence, Inc.

                                Index to Contents

                                                                            Page
PART I

ITEM 1     Description of Business                                             4
ITEM 2     Description of Property                                            24
ITEM 3     Legal Proceedings                                                  24
ITEM 4     Submission of Matters to a Vote of Security Holders                24

PART II

ITEM 5     Market for Company's Common Stock and Related Stockholders
              Matters                                                         24
ITEM 6     Management's Discussion and Analysis or Plan of Operation          27
ITEM 7     Financial Statements                                               30
ITEM 8     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                         30
ITEM 8A    Controls and Procedures                                            31

PART III

ITEM 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               32
ITEM 10    Executive Compensation                                             34
ITEM 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 35
ITEM 12    Certain Relationships and Related Transactions                     35
ITEM 13    Exhibits and Reports on 8-K                                        36
ITEM 14    Principal Accountant Fees and Services                             36

FINANCIALS                                                                   F-1

SIGNATURES                                                                    57

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





                [Balance of this page intentionally left blank.]

ITEM 13 - Exhibits and Reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None


ITEM 14 - Principal Accountant Fees and Services

                                        Year ended        Year ended
                                       September 30,    September 30,
                                           2006               2005
                                       -------------    -------------
1.   Audit fees                        $           -    $           -
2.   Audit-related fees                            -                -
3.   Tax fees                                      -                -
4.   All other fees                                -                -
                                       -------------    -------------
   Totals                              $           -    $           -
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

     Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2006 and 2005 for filing with the Securities and Exchange Commission.

     The Company's principal accountant, Lawrence Scharfman & Co., CPA, P. C. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.








                [Balance of this page intentionally left blank.]



              [Financial statements follow, beginning on Page F-1.]

                              ExperTelligence, Inc.

                                    CONTENTS


                                                                          Page

Report of Independent Certified Public Accountants                         F-2

Financial Statements
   Consolidated Balance Sheets as of September 30, 2006 and 2005           F-3

   Consolidated Statements of Operations and Comprehensive Loss
     for the years ended September 30, 2006 and 2005                       F-4

   Consolidated Statement of Changes in Shareholders' Equity
     for the years ended September 30, 2006 and 2005                       F-5

   Consolidated Statements of Cash Flows
     for the years ended September 30, 2006 and 2005                       F-6

   Notes to Consolidated Financial Statements                              F-7

                   Letterhead of Lawrence Scharfman, CPA, P.A.

        Report of Registered Independent Certified Public Accounting Firm



Board of Directors and Stockholders
ExperTelligence, Inc.

We have audited the accompanying consolidated balance sheets of ExperTelligence, Inc. (a Nevada corporation) as of September 30, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended September 30, 2006 and 2005, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExperTelligence, Inc. as of September 30, 2006 and 2005 and the results of their consolidated operations and consolidated cash flows for each of the two years ended September 30, 2006 and 2005, respectively, in conformity with accounting principles generally accepted in the United States of America.

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

                                /s/ Lawrence Scharfman, CPA, P.A.
                                ---------------------------------
                                 Lawrence Scharfman, CPA, P.A.
Boynton Beach, FL
May 15, 2007

                              Expertelligence, Inc.
                                 Balance Sheets
                           September 30, 2006 and 2005

                                                                September 30,   September 30,
                                                                    2006            2005
                                                                -------------   -------------
                                     ASSETS
Current Assets
   Cash in bank                                                 $           0   $           0
   Current assets of discontinued operations                                0               0
                                                                -------------   -------------
     Total Current Assets                                                   0               0

Other assets
   Other assets of discontinued operations                                  0               0
                                                                -------------   -------------
Total Assets                                                    $           0   $           0
                                                                =============   =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Current Liabilities of discontinued operations                           0               0
                                                                -------------   -------------
     Total Current Liabilities                                              0               0
                                                                -------------   -------------
Long-Term Liabilities
     Line of credit payable                                           164,456         145,486
                                                                -------------   -------------
     Total Liabilities                                                164,456               0
                                                                -------------   -------------
Commitments and Contingencies                                               0               0
                                                                            0               0
Minority interest in consolidated subsidiary                    -------------   -------------

Shareholders' equity Preferred stock - no par value.
     1,000,000 shares authorized
     None issued and outstanding                                            0               0
   Common stock - no par value.
     100,000,000 shares authorized.
     20,463,023 and 20,463,023 shares
       issued and outstanding, respectively                         8,969,318       8,969,318
   Contributed Capital                                              6,160,572       6,160,572
   Accumulated Deficit                                             (8,875,084)     (8,875,084)
                                                                -------------   -------------
   Total Shareholders' Deficit                                     (8,920,570)     (8,920,570)
                                                                -------------   -------------
   Total Liabilities and Shareholders' Equity                   $    (164,456)  $    (145,486)
                                                                =============   =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              Expertelligence, Inc.
                 Statements of Operations and Comprehensive Loss
                 Years ended September 30, 2006 and 2005 Period
                    from October 1, 2003 (date of inception)
                           through September 30, 2006

                                                                                                  Period from
                                                                                                 October 1, 2003
                                                                Year ended      Year ended    (date of inception)
                                                                   ended            ended          through
                                                              September 30,     September 30,    September 30,
                                                                   2006             2005              2006
                                                             ----------------   --------------   --------------
Revenues                                                     $              0   $            0   $            0
                                                             ----------------   --------------   --------------
Cost of sales                                                               0                0                0

Gross Profit                                                                0                0                0

Expenses
   Professional and consulting fees                                         0                0                0
   Other general and administrative expenses                                0                0          204,971
                                                             ----------------   --------------   --------------
     Total expenses                                                         0                0          204,971
                                                             ----------------   --------------   --------------
Loss from operations
   before provision for income taxes                         $        164,456   $       95,506   $      204,971
Provision for income taxes                                                  0                0                0
                                                             ----------------   --------------   --------------
Gain (Loss) from discontinued operations                                    0                0                0

Minority Interest in consolidated subsidiary                                0                0                0

Net Loss                                                              164,456          955,486         204,971

Other Comprehensive Income                                                  0                0               0
                                                             ----------------   --------------   -------------

Comprehensive Loss                                           $        164,456   $      955,486   $     204,971
                                                             ================   ==============   =============

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                                   $          (0.07)  $        (0.07)  $       (0.07)
                                                             ================   ==============   =============

Weighted-average number of shares
   outstanding - basic and fully diluted                           20,463,023       20,463,023      20,463,023
                                                             ================   ==============   =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              Expertelligence, Inc.
                  Statement of Changes in Shareholders' Equity
                 (Deficit) Period from October 1, 2003 (date of
                      inception) through September 30, 2006

                                                                                   Deficit
                                                                                 Accumulated
                                           Common Stock            Additional     During the
                                     --------------------------     Paid-in      Development
                                        Shares         Amount       Capital          Stage            Total
                                     -----------  -------------  ------------   -------------   -------------
Balances at September 31, 2002         2,343,180  $   8,735,354  $  2,664,712   $  (9,226,896)  $   2,238,090

Common shares issued for
   Settlement of debt
   Stock option excise, including
   "Fair value" adjustment for         3,107,125     (2,574,982)            0               0      (2,691,102)
   extercise prices at less than
   Fair value                             10,000          1,200             0               0           1,200

Net loss for the year                          0              0             0         401,812         401,812
                                     -----------  -------------  ------------   -------------   -------------
Balances at September 31, 2003         5,460,305         50,000        (5,373)        (15,952)         (1,702)

Common stock issuance for
 cash contribution                    15,002,718         50,000        50,000       8,875,084               0
                                     -----------  -------------  ------------   -------------   -------------
Balances at September 31, 2004        20,463,023  $   6,210,372  $  2,764,712   $   8,875,084   $           0
                                     ===========  =============  ============   =============   =============
Balance at September 31, 2005         20,463,023  $   6,210,372  $  2,764,712   $   8,875,084   $           0
                                     ===========  =============  ============   =============   =============
Balance at September 31, 2006         20,463,023  $   6,210,372  $  2,764,712   $   8,875,084   $           0
                                     ===========  =============  ============   =============   =============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              Expertelligence, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Years ended September 30, 2006 and 2005
                 Period from October 1, 2003 (date of inception)
                           through September 30, 2006

                                                                                                Period from
                                                                                               October 1, 2003
                                                                Year ended      Year ended     (date of inception)
                                                                   ended            ended          through
                                                               September 30,     September 30,    September 30,
                                                                   2006             2005              2006
                                                             ----------------   --------------   --------------
Cash Flows from Operating Activities
   Net loss for the period                                   $              0   $            0   $            0
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                        0                0                0
       Organizational costs paid with common stock                          0                0                0
       Consulting fees paid with issuance of note payable
       (Increase) Decrease in
         Prepaid officers compensation                                      0                0                0
         Expenses paid with common stock                                    0                0           50,000
       Increase (Decrease) in
         Accounts payable - trade                                      49,980                0          145,486
         Accrued interest payable                                      18,970                0           18,970
                                                             ----------------   --------------   --------------
   Net cash used in operating activities                               68,950                0          214,456
                                                             ----------------   --------------   --------------
Cash Flows from Investing Activities                                        0                0                0
                                                             ----------------   --------------   --------------
Cash Flows from Financing Activities
   Cash proceeds from Line of Credit note
   Proceeds from sale of common stock                                      0           145,486          145,486
                                                                           0                 0           50,000
Cash returned in Rescission of
     stock subscription agreement
   Cash used to purchase treasury stock
                                                             ----------------   --------------   --------------
   Net cash provided by (used in) financing activities                 18,970          145,486          195,486
                                                             ----------------   --------------   --------------
Increase (Decrease) in Cash                                                 0                0                0
Cash at beginning of period                                                 0                0                0
                                                             ----------------   --------------   --------------
Cash at end of period                                        $              0   $            0   $            0
                                                             ================   ==============  ===============
Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              0   $            0   $            0
                                                             ================   ==============   ==============
     Income taxes paid for the year                          $              0   $            0   $            0
                                                             ================   ==============  ===============
Supplemental Disclosure of Non-cash
   Investing and Financing Activities
     Issuance of a note payable for consulting fees          $              0   $            0   $            0
                                                             ================   ==============  ===============

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2006 and 2005


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


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

As of September 30, 2006 a total of $145,486 has been advanced under this agreement.

Since the October 15, 2003 auction of the Company's assets, the Company has had no operations or significant assets. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2006 and 2005, respectively, are as follows:

                                     Year ended        Year ended
                                    September 30,     September 30,
                                        2006              2005
                                    --------------  ----------------
       Federal:
         Current                          $     -           $    -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
       State:
         Current                                -                -
         Deferred                               -                -
                                          -------           ------
                                                -                -
                                          -------           ------
         Total                            $     -           $    -
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

NOTE H - Equity Transactions

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of no par value preferred stock. The preferred stockholders have voting rights equal to that of common stockholders. The preferred stock is convertible into common stock on a one-for-one basis at any time. The preferred stock is nonredeemable, has a preference in liquidation equal to $3 per share plus any declared but unpaid dividends and provides for dividends to be declared at management's discretion. As of September 30, 2000, no dividends have been declared. During the year ended

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


NOTE H - Equity Transactions - Continued

Preferred Stock - continued

September 30, 2000, all issued and outstanding shares of preferred stock were converted to an equivalent number of common shares. As of September 30, 2006, there are no preferred shares outstanding.

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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005



NOTE I - Stock Option Plans

ExperTelligence, Inc. 1996 Equity Participation Plan

On August 15, 1996, the Company's Board of Directors of the Company adopted the 1996 Equity Participation Plan, whereby options may be granted to employees, consultants, or independent directors. For Incentive Stock Options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For Nonqualified Stock Options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The Company's Board of Directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 475,000 shares of common stock for the exercise of options under this Plan. As of May 5, 2000, an additional 219,000 shares of common stock were reserved for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 2002 and 2001 for the granting of options under the Plan are 105,800, respectively, and at September 30, 2006 the number is -0-.

The following tables summarizes the common stock options activity for each of the years ended September 30, 2003 and 2002, respectively:

                                                            Weighted average
                                                             price per share
                                                            ----------------

Options outstanding at October 1, 2004          585,200             -
  Issued                                              -
  Exercised                                    (124,205)        $0.01
  Expired/Terminated                                  -             -
                                                -------

Options outstanding at September 30, 2005       460,995
  Issued                                              -
  Exercised                                      (10,000)       $0.01
  Expired/Terminated                            (450,995)           -
                                                -------

Options outstanding at September 30, 2006             -
                                                =======

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


NOTE I - Stock Option Plans - Continued

ExperTelligence, Inc. 1996 Equity Participation Plan - continued

As of September 30, 2003, there are no granted and outstanding options related to the Nonqualified Stock Option Plan, and at September 30, 2006 the number is -0-.

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

                                     Year ended           Year ended
                                     September 30,      September 30,
                                        2006                 2005
                                    --------------      --------------
       Expected life (years             1-10                1-10
       Risk-free interest rate          6.00%               6.00%
       Volatility                     200.0%              200.0%
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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


NOTE I - Stock Option Plans - Continued

3DStockCharts 2000 Equity Participation Plan

On January 19, 2000, the Board of Directors of 3DStockCharts adopted the 2000 Equity Participation Plan, whereby options may be granted to employees, consultants, or independent directors. For Incentive Stock Options the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For Nonqualified Stock Options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The Company's Board of Directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 3,500,000 shares of common stock for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 1001 and 2000 for the granting of options under this Plan is 665,160, and at September 30, 2006 the number is -0-.

Stock option activity for 3DStockChart's Incentive Stock Option Plan and the Nonqualified Stock Option Plan is show below:

                                                           Weighted average
                                                            price per share
                                                           ----------------
Options outstanding at October 1, 2004               -               -
  Issued                                     2,834,840         $0.5726
  Exercised                                          -               -
  Expired/Terminated                                 -               -
                                             ---------
Options outstanding at September 30, 2005    2,834,840         $0.5726
  Issued                                             -               -
  Exercised                                          -               -
  Expired/Terminated                        (2,834,840)        $0.5726
                                             ---------
Options outstanding at September 30, 2006            -               -
                                             =========

As of September 30, 2006 and 2005, respectively, there were -0- and 349,840 shares granted and outstanding and all were exercisable under the Nonqualified Stock Option Plan.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005



NOTE I - Stock Option Plans - Continued

ExperClick 2000 Equity Participation Plan - continued

ExperClick 2000 Equity Participation Plan

On February 7, 2000, the Board of Directors of ExperClick adopted the 2000 Equity Participation Plan whereby options may be granted to employees, consultants, or independent directors. For incentive stock options, the exercise price shall be equal to or greater than the fair market value of the Company's common stock on the date of the grant. For nonqualified stock options, the exercise price shall be not less than 85% of the fair market value of a share of common stock on the date the option is granted. The Company's Board of Directors shall determine whether options granted under this plan are to be Incentive Stock Options or Nonqualified Stock Options. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The Company has reserved a total of 3,000,000 shares of common stock for the exercise of options under this Plan. The number of unoptioned shares available at September 30, 2003 and 2002 for the granting of options under this Plan are 1,435,000, and at September 30, 2006 the number is -0-.

Stock Option activity for each of the years ended September 30, 2002 and 2001, respectively, for ExperClick's Incentive Stock Option Plan and the Nonqualified Stock Option Plan is shown below:

                                                            Weighted average
                                                             price per share
                                                            ----------------
Options outstanding at October 1, 2004               -                -
  Issued                                     1,565,000            $1.00
  Exercised                                          -                -
  Expired/Terminated                                 -                -
                                             ---------
Options outstanding at September 30, 2005    1,565,000            $1.00
  Issued                                             -                -
  Exercised                                          -                -
  Expired/Terminated                        (1,565,000)           $1.00
                                             ---------
Options outstanding at September 30, 2006            -                -
                                             =========

As of September 30, 2006 and 2005 no options have been granted under the Nonqualifying Stock Option Plan.

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


NOTE J - Stock Warrants

ExperTelligence, Inc. Common Stock Warrants

The Company's common stock warrants outstanding as of September 30, 2003 and 2002, respectively, are as follows:

Grant date:                      1/31/99  2/28/99   1/14/00   1/21/00
Expiration date:                 1/15/01  2/15/00   1/14/02   1/25/01
Exercise price                   $10.00   $15.00     $4.00    $10.00
                                                                         TOTALS

Balances at September 30, 2004        0         0         0         0    10,000
  Granted                             0         0         0         0         0
  Exercised                           0         0         0         0         0
  Expired                             0         0   (10,000)        0   (10,000)
                                 ------   -------   -------   -------   -------

Balances at September 30, 2005        0         0         0         0         0
  Granted                             0         0         0         0         0
  Exercised                           0         0         0         0         0
  Expired                             0         0         0         0   (10,000)
                                 ------   -------   -------   -------   -------

Balances at September 30, 2006        0         0         0         0         0
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

                              ExperTelligence, Inc.
             Notes to Consolidated Financial Statements - Continued
                     Years ended September 30, 2006 and 2005


NOTE L - Commitments and Contingencies - Continued

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