Form 10QSB
period 2007-03-31
EXPERTELLIGENCE INC
filed 2007-06-21
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2007: 20,463,023

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
                Form 10-QSB for the Quarter ended March 31, 2007

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

                               PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                           March 31, 2007 and 2006
                                   (Unaudited)

                                                                   March 31,      March 31,
                                                                    2007            2006
                                                                -------------   ------------
                                     Assets
Current Assets
   Cash                                                         $           0   $          0
   Prepaid officer compensation                                             0              0
                                                                -------------   ------------
   Total Current Assets                                                     0              0
                                                                -------------   ------------
Total Assets                                                    $           0   $          0
                                                                =============   ============
        Liabilities and Stockholders' Deficit
Liabilities
   Current Liabilities
     Note payable                                               $           0   $          0
     Working capital advances                                               0              0
     Accrued officers compensation                                          0              0
     Accrued interest payable                                          37,940         18,970
                                                                -------------   ------------
     Total Current Liabilities                                         37,940         18,970
                                                                -------------   ------------
Long-Term Liabilities
     Line of credit payable                                           164,456        145,486
                                                                -------------   ------------
     Total Liabilities                                                202,396        164,456
                                                                -------------   ------------

Commitments and Contingencies

Stockholders' Deficit
   Preferred stock - no par value
     1,000,000 shares authorized
     None issued and outstanding                                            0              0
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     20,463,023 shares issued and outstanding, respectively         8,969,318      8,969,318
   Additional paid-in capital                                       6,160,572      6,160,572
   Accumulated deficit                                             (8,875,084)    (8,875,084)
                                                                -------------   ------------

   Total Stockholders' Deficit                                     (8,920,570)    (8,920,570)
                                                                -------------   ------------

   Total Liabilities and Stockholders' Equity                   $    (202,396)  $  (164,456)
                                                                =============   ============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                 Statements of Operations and Comprehensive Loss
                 Nine and Three months ended March 31, 2007 and
              2006 Period from October 1, 2003 (date of inception)
                             through March 31, 2007
                                   (Unaudited)

                                                                                                 Period from
                                                                                                October 1, 2003
                                  Six months     Six months     Three months     Three months (date of inception)
                                    ended           ended           ended           ended            through
                                March 31, 2007  March 31, 2006  March 31, 2007  March 31, 2006  March 31, 2007
                                --------------  --------------  --------------  --------------  --------------

Revenues                        $           0   $            0  $           0   $            0  $             0
                                -------------   --------------  -------------   --------------  ---------------
Expenses
   General and
     administrative expenses                0                0              0                0          204,971
   Interest expense                    18,970                0              0                0           37,940
                                -------------   --------------  -------------   --------------  ---------------

   Total expenses                           0                0              0                0          214,456
                                -------------   --------------  -------------   --------------  ---------------

Loss from operations
   before provision for
   income taxes                             0                0              0                0          242,911

Provision for income taxes                  0                0              0                0                O
                                -------------   --------------  -------------   --------------  ---------------

Net Loss

Other Comprehensive Income                  0                0              0                0                0
                                -------------   --------------  -------------   --------------  ---------------
Comprehensive Loss              $           0   $            0  $           0   $            0  $       242,911
                                =============   ==============  =============   ==============  ===============
Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully
   diluted                              (0.01)           (0.01)             0                0            (0.01)
                                =============   ==============  =============   ==============  ===============
Weighted-average number
   of shares outstanding -
   basic and fully diluted         20,463,023       20,463,023              0                0       20,463,023
                                =============   ==============  =============   ==============  ===============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                            Statements of Cash Flows
                    Nine months ended March 31, 2007 and 2006
             Period from October 1, 2003 (date of inception) through
                                 March 31, 2007
                                   (Unaudited)

                                                                                                   Period from
                                                                                                  October 1, 2003
                                                                Six months      Six months       (date of inception)
                                                                  ended            ended          through
                                                             March 31, 2007     March 31, 2006    March 31, 2007
                                                             ----------------   ----------------  --------------
Cash Flows from Operating Activities
   Net loss for the period                                   $              0   $              0  $           0
   Adjustments to reconcile net loss
     to net cash provided by operating activities                           0                  0              0
       Depreciation and amortization                                        0                  0              0
       Organizational costs paid with common stock                          0                  0              0
       (Increase) Decrease in
         Prepaid officer compensation                                       0                  0              0
       Increase (Decrease) in
         Accounts payable - trade                                           0                  0              0
         Accrued officer compensation                                       0                  0        204,971
         Accrued interest payable                                      18,970             18,970         37,940
                                                             ----------------   ----------------  -------------
Net cash used in operating activities                                       0                  0        242,911
                                                             ----------------   ----------------  -------------

Cash Flows from Investing Activities                                        0                  0              0
                                                             ----------------   ----------------  -------------

Cash Flows from Financing Activities
   Proceeds from note payable-Line of Credit                                0                  0        242,911
   Proceeds from working capital advances                                   0                  0              0
   Proceeds from sale of common stock                                       0                  0              0
   Cash used to refund subscription agreement                               0                  0              0
   Cash used to purchase treasury stock                                     0                  0              0
                                                             ----------------   ----------------  -------------
Net cash provided by (used in) financing activities                         0                  0              0
                                                             ----------------   ----------------  -------------

Increase (Decrease) in Cash                                                 0                  0       (242,911)

Cash at beginning of period                                                 0                  0        242,911
                                                             ----------------   ----------------  -------------

Cash at end of period                                        $              0   $              0  $           0
                                                             ================   ================  =============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              0   $              0  $           0
                                                             ================   ================  =============
     Income taxes paid for the year                          $              0   $              0  $           0
                                                             ================   ================  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part
                         of these financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                             March 31, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                             March 31, 2007 and 2006


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

As of March 31, 2007 a total of $145,486 has been advanced under this agreement.

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

                              ExperTelligence, Inc.


Date: June 15 2007        By:  /s/ Jason Smart
                               ---------------------------
                               Jason Smart
                               Chief Executive Officer and
                               Chief Financial Officer