Form 10QSB
period 2007-06-30
EXPERTELLIGENCE INC
filed 2007-08-14
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
--------------------------------------------------------------------------------
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 29, 2007: 20,824,770

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

                              ExperTelligence, Inc.
                 Form 10-QSB for the Quarter ended June 30, 2007

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

                               PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                              ExperTelligence, Inc.
                          (a development stage enterprise)
                                 Balance Sheets
                             June 30, 2007 and 2006
                                   (Unaudited)

                                                                June 30, 2007   June 30, 2006
                                                                -------------   -------------
                                     Assets
Current Assets
   Cash                                                         $           0   $          0
   Prepaid officer compensation                                             0              0
                                                                -------------   ------------
   Total Current Assets                                                     0              0
                                                                -------------   ------------
Total Assets                                                    $           0   $          0
                                                                =============   ============
        Liabilities and Stockholders' Deficit
Liabilities
   Current Liabilities
     Note payable                                               $           0   $          0
     Working capital advances                                               0              0
     Accrued officers compensation                                          0              0
     Accrued interest payable                                          42,285         18,970
                                                                -------------   ------------
     Total Current Liabilities                                         42,285              0
                                                                -------------   ------------
Long-Term Liabilities
     Line of credit payable                                           179,308        164,456
                                                                -------------   ------------
     Total Liabilities                                                221,593        183,426
                                                                -------------   ------------
Commitments and Contingencies

Stockholders' Deficit
   Preferred stock - no par value
     1,000,000 shares authorized
     None issued and outstanding                                            0              0
   Common stock - $0.0001 par value.
     325,000,000 shares authorized.
     20,824,770 shares issued and outstanding, respectively             2,082          2,082
   Additional paid-in capital                                          38,433         19,463
   Accumulated deficit                                               (262,108)      (204,971)
                                                                -------------   ------------

   Total Stockholders' Deficit                                       (221,593)      (183,426)
                                                                -------------   ------------

   Total Liabilities and Stockholders' Equity                   $           0   $          0
                                                                =============   ============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part of these
                              financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                  Nine and Three months ended June 30, 2007 and
              2006 Period from October 1, 2003 (date of inception)
                              through June 30, 2007
                                   (Unaudited)

                                                                                                 Period from
                                                                                                October 1, 2003
                                 Nine months    Nine months     Three months     Three months (date of inception)
                                    ended           ended           ended           ended            through
                                June 30, 2007   June 30, 2006   June 30, 2007   June 30, 2006   June 30, 2007
                                --------------  --------------  --------------  --------------  --------------
Revenues                        $           0   $            0  $           0   $            0  $             0
                                -------------   --------------  -------------   --------------  ---------------
Expenses
   General and
     administrative expenses           14,852           49,980         14,852                0          219,823
   Interest expense                     4,345           18,970            297                0           42,285
                                -------------   --------------  -------------   --------------  ---------------
   Total expenses                      19,197           68,950         15,149                0          262,108
                                -------------   --------------  -------------   --------------  ---------------

Loss from operations
   before provision for
   income taxes                       (19,197)         (68,950)       (15,149)               0         (262,108)

Provision for income taxes                  0                0              0                0                0
                                -------------   --------------  -------------   --------------  ---------------
Net Loss                              (19,197)         (68,950)       (15,149)               0         (262,108)

Other Comprehensive Income                  0                0              0                0                0
                                -------------   --------------  -------------   --------------  ---------------
Comprehensive Loss              $     (19,197)  $      (68,950) $    (15,149)   $            0  $      (262,108)
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

                              ExperTelligence, Inc.
                          (a development stage enterprise)
                            Statements of Cash Flows
                  Nine months ended June 30, 2007 and 2006
              Period from October 1, 2003 (date of inception) through
                               June 30, 2007
                                   (Unaudited)

                                                                                                  Period from
                                                                                                October 1, 2003
                                                               Nine months      Nine months    (date of inception)
                                                                   ended            ended           through
                                                              June 30, 2007      June 30, 2006    June 30, 2007
                                                             ----------------   --------------   ---------------
Cash Flows from Operating Activities
   Net loss for the period                                   $       (19,197)   $       (68,950)  $    (262,108)
   Adjustments to reconcile net loss
     to net cash provided by operating activities                           0                  0              0
       Depreciation and amortization                                        0                  0              0
       Organizational costs paid with common stock                          0                  0              0
       (Increase) Decrease in
         Prepaid officer compensation                                       0                  0              0
       Increase (Decrease) in
         Accounts payable - trade                                           0                  0              0
         Accrued officer compensation                                       0                  0              0
         Accrued interest payable                                           0                  0              0
                                                             ----------------   ----------------  -------------
Net cash used in operating activities                                 (19,197)           (68,950)      (262,108)
                                                             ----------------   ----------------  -------------
Cash Flows from Investing Activities                                        0                  0              0
                                                             ----------------   ----------------  -------------
Cash Flows from Financing Activities
   Proceeds from note payable                                          19,197             68,950        262,108
   Proceeds from working capital advances                                   0                  0              0
   Proceeds from sale of common stock                                       0                  0              0
   Cash used to refund subscription agreement                               0                  0              0
   Cash used to purchase treasury stock                                     0                  0              0
                                                             ----------------   ----------------  -------------
Net cash provided by (used in) financing activities                    19,197             68,950        262,108
                                                             ----------------   ----------------  -------------

Increase (Decrease) in Cash                                                 0                  0              0

Cash at beginning of period                                                 0                  0              0
                                                             ----------------   ----------------  -------------

Cash at end of period                                        $              0   $              0  $           0
                                                             ================   ================  =============
Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                              $              0   $              0  $           0
                                                             ================   ================  =============
     Income taxes paid for the year                          $              0   $              0  $           0
                                                             ================   ================  =============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.

              The accompanying notes are an integral part of these
                              financial statements.

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                          Notes to Financial Statements
                               June, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                               June, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                               June, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                               June, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                               June, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                               June, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                               June, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                               June, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                               June, 2007 and 2006


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

                              ExperTelligence, Inc.
                        (a development stage enterprise)
                    Notes to Financial Statements - Continued
                               June, 2007 and 2006


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

As of June 30, 2007 a total of $179,308 has been advanced under this agreement.

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

                              ExperTelligence, Inc.


Date: August 8, 2007        By:  /s/ Jason Smart
                               ---------------------------
                               Jason Smart
                               Chief Executive Officer and
                             Chief Financial Officer