Form 10KSB
period 2007-09-30
EXPERTELLIGENCE INC
filed 2008-01-11
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended: September 30, 2007

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-11596

                              ExperTelligence, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                            95-3506403
----------------------------------------       ---------------------------------
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

                                      N/A
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Securities registered under Section 12 (b) of the Exchange Act - None

Securities registered under Section 12(g) of the Exchange Act: - Common Stock - $0.0001 par value

---------------------------
Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [_]

The issuer's revenues for the fiscal year ended September 30, 2007 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of September 30, 2007 was approximately $-0-, as there is no active trading available for the Registrant's equity securities.

As of September 30, 2007, there were 20,463,023 shares of Common Stock issued and outstanding. On November 19, 2007, the Company completed a split of its shares resulting in issued and outstanding as of that date of 104,659.

Transitional Small Business Disclosure Format : Yes [_]   No [X]

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

                              ExperTelligence, Inc.

                                Index to Contents

                                                                            Page
Part I

Item 1  Description of Business                                                4
Item 2  Description of Property                                               16
Item 3  Legal Proceedings                                                     15
Item 4  Submission of Matters to a Vote of Security Holders                   16

Part II

Item 5  Market for Company's Common Stock and Related Stockholders Matters    17
Item 6  Management's Discussion and Analysis or Plan of Operation             18
Item 7  Financial Statements                                                  20
Item 8  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures                            20
Item 8A Controls and Procedures                                               21

Part III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  21
Item 10 Executive Compensation                                                23
Item 11 Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    23
Item 12 Certain Relationships and Related Transactions                        24
Item 13 Exhibits and Reports on 8-K                                           24
Item 14 Principal Accountant Fees and Services                                24

Financial Statements                                                         F-1

Signatures                                                                    37

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

     On June 26, 2006, the Company changed its state of incorporation from California to Nevada by means of a merger with and into a Nevada corporation formed on November 17, 2005 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation kept the Company's name of ExperTelligence, Inc. and modified the Company's capital structure to allow for the issuance of up to 300,000,000 shares of $0.0001 par value common stock and 25,000,000 shares of $0.0001 par value preferred stock.

     On January 11, 2002, the Company began trading its shares on the NASDAQ Small Cap Market. After delisting, the current trading symbol on the OTCBB is EXTL.

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

Current Status

     On December 23, 2003, as announced in a Current Report on Form 8-K, the Company issued 15,002,718 shares of the Company's unregistered, restricted Common Stock, representing approximately 75.0% of the class, to Douglas P. Martin in exchange for a cash payment of fifty thousand dollars ($50,000). The proceeds of the sale were used to further reduce debt that was otherwise uncancelled by the October 15, 2003 auction of the Company's assets or incurred subsequent to that date. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. The effect of this transaction was a change of control, where Mr. Martin or transferees now beneficially own approximately 75.0% of the issued and outstanding voting securities of the Company. This transaction enabled the Company to satisfy in full all creditor claims.

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

     The Company's equity securities are currently traded on the OTCBB with a symbol EXTL and have irregular trading volumes and pricing.

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

Limited or No Public Market Exists

     There is currently a limited public market for the Company's common stock, via the OTC Bulletin Board and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

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


ITEM 4 - Submission of Matters to a Vote of Security Holders

     The Company has not conducted any meetings of shareholders during the annual period or periods subsequent thereto.

                                     PART II


ITEM 5 - Market for Company's Common Stock and Related Stockholder Matters

Market for Trading

     The Company's equity securities trade under the symbol "EXTL" on the OTC Bulletin Board. The Company's quotations are irregular and infrequent.

     In prior periods, the Company's common stock was traded in the National Association of Securities Dealers (NASD) Small Cap Market under the trading symbol "EXGP".

     The following table sets forth the high and low closing bid prices for the periods indicated:

                                              High              Low

Year ended September 30, 2005
   1st Quarter                              $0.008           $0.006
   2nd Quarter                               0.020            0.009
   3rd Quarter                               0.080            0.020
   4th Quarter                               0.040            0.010

Year ended September 30, 2006
   1st Quarter                             $0.025            $0.015
   2nd Quarter                              0.015             0.015
   3rd Quarter                              0.015             0.015
   4th Quarter                              0.070             0.015

Year ended September 30, 2007
   1st Quarter                             $0.015            $0.015
   2nd Quarter                              0.015             0.015
   3rd Quarter                              0.015             0.015
   4th Quarter                              0.015             0.015

     These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

     As of September 30, 2007, there were approximately 896 shareholders of record of the Company's common stock

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

     On December 23, 2003, as announced in a Current Report on Form 8-K, the Company issued 15,002,718 shares of the Company's unregistered, restricted Common Stock, representing approximately 75.0% of the class, to Douglas P. Martin in exchange for a cash payment of fifty thousand dollars ($50,000). The proceeds of the sale were used to further reduce debt that was otherwise uncancelled by the October 15, 2003 auction of the Company's assets or incurred subsequent to that date. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. The effect of this transaction was a change of control, where Mr. Martin and transferees now beneficially own approximately 75.0% of the issued and outstanding voting securities of the Company.


ITEM 6 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

     The Company has had no operations or significant assets since October 15, 2003.

     For the year ended September 30, 2007 and 2006, the Company realized consolidated net revenues of approximately $-0- and $-0-, respectively.

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



                                    PART III


ITEM 9 - Directors,   Executive   Officers,   Promoters  and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers serving the Company are as follows:

     Name       Age     Position Held and Tenure
------------    ---     ----------------------------------------
Jason Smart      27     President, Chief Executive Officer
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

                                                                   % of Class
     Name and address                      Number of Shares   Beneficially Owned
-------------------------------------      ----------------   ------------------
National Business Investors - Joint Venture    15,002,718*           75.0%
500 S Australian Ave - Ste. 619
West Palm Beach, FL 33401


Executive Officers and Directors as            15,002,718*           75.0%
a group (three persons)
-------
* Following reverse split on November 19, 2007 was reduced to 75,014 shares.


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

Exhibit     Descriptions
--------  -----------------------
31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     Current Report filed on Form 8-K on November 19, 2007.


ITEM 14 - Principal Accountant Fees and Services

                                          Year ended           Year ended
                                       September 30, 2007    September 30, 2006
                                       ------------------    ------------------

1.   Audit fees                           $     26,000          $            -
2.   Audit-related fees                              -                       -
3.   Tax fees                                        -                       -
4.   All other fees                                  -                       -
                                          ------------          --------------
   Totals                                 $     26,000          $            -
                                          ============          ==============

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

     The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2007 and 2006 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

     Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2007 and 2006 for filing with the Securities and Exchange Commission.

     The Company's principal accountant, Lawrence Scharfman & Co., CPA, P. C. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.


                [Remainder of this page left blank intentionally.]




              [Financial statements follow, beginning on Page F-1.]

                              ExperTelligence, Inc.


                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors...............................................F-2

Balance Sheet................................................................F-3

Statements of Operations.....................................................F-4

Statements of Stockholders' Equity...........................................F-5

Statements of Cash Flows.....................................................F-6

Notes to Financial Statement.................................................F-7

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Expertelligence, Inc.

We have audited the accompanying consolidated balance sheets of ExperTelligence, Inc. (a Nevada corporation) as of September 30, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended September 30, 2007 and 2006, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExperTelligence, Inc. as of September 30, 2007 and 2006 and the results of their consolidated operations and consolidated cash flows for each of the two years ended September 30, 2007 and 2006, respectively, in conformity with accounting principles generally accepted in the United States of America.

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

                                               /s/ Lawrence Scharfman, CPA, P.A.
                                              ----------------------------------
                                                             Lawrence Scharfman,
CPA, P.A.
Boynton Beach, FL
January 10, 2008

                              Expertelligence, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                           September 30, 2007 and 2006

                                                          September 30, 2007    September 30, 2006
                                                          ------------------    ------------------
                                 ASSETS
CURRENT ASSETS
  Cash                                                         $           0        $            0
 Prepaid Officer Compensation                                              0                     0
                                                               -------------        --------------
          Total current assets                                             0                     0

OTHER ASSETS
   Goodwill                                                                0                     0
                                                               -------------        --------------
          Total other assets                                               0                     0
                                                               -------------        --------------
Total Assets                                                   $           0        $            0

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                     $           0        $            0
     Accrued interest payable                                         50,190                18,970
                                                               -------------        --------------
          Total current liabilities                            $      50,190        $       18,970

LONG-TERM LIABILITIES

    Line of credit payable                                           279,822               195,466
                                                               -------------        --------------
Total Liabilities                                                    318,697               214,436

STOCKHOLDERS' EQUITY
  Preferred stock - no par value, 25,000,000 shares authorized,
     None issued and outstanding                                           0                     0
  Common stock, $0.0001 par value, 300,000,000 shares authorized.
      20,824,770 shares issued and outstanding, respectively           2,046                 2,046
  Additional paid-in capital in excess of par                     14,140,322            14,140,322
  Deficit accumulated during the development stage               (14,461,065)          (14,461,065)

          Total stockholders' equity                                (318,697)             (214,436)
                                                               -------------        --------------
Total Liabilities and  Stockholders' Equity                    $           0        $            0


     The accompanying notes are an integral part of the financial statements

                              Expertelligence, Inc.
                        (A Development Stage Enterprise)
                 Statements of Operations and Comprehensive Loss
                     Years ended September 30, 2007 and 2006
                 Period from October 1, 2003 (date of inception)
                           through September 30, 2007

                                                                                                  Period from
                                                                                                 October 1, 2003
                                                                Year ended      Year ended    (date of inception)
                                                                   ended            ended          through
                                                              September 30,     September 30,    September 30,
                                                                   2007             2006              2007
                                                             ----------------   --------------   --------------
Revenues                                                     $              0   $            0   $            0

OPERATING EXPENSES:
   General and administrative expenses                                 58,356           49,980          303,822
   Professional fees                                                   26,000                0           26,000
   Interest expense                                                    19,905           18,970           38,875
                                                             ----------------   --------------   --------------
          Total expenses                                              104,261                0          368,697

Loss from operations                                         $       (104,261)  $      (68,950)  $     (368,697)
     Before provision for income taxes
Provision for income taxes                                                  0                0                0
Net Loss                                                             (104,261)         (68,950)        (368,697)

Other Comprehensive Income                                                  0                0                0
                                                             ----------------   --------------   --------------

Comprehensive Loss                                                   (104,261)         (68,950)        (368,697)
                                                             ================   ==============   ==============

Income (loss) per weighted average common share                           Nil              Nil
                                                             ================   ==============

Number of weighted average common shares outstanding               20,463,023       20,463,023
                                                             ================   ==============



     The accompanying notes are an integral part of the financial statements

                              Expertelligence, Inc.
                        (A Development Stage Enterprise)
             Statements of Changes in Stockholders' Equity (Deficit)
                 Period from October 1, 2003 (date of inception)
                           through September 30, 2007

                                                                                   Deficit
                                                                                 Accumulated
                                           Common Stock            Additional     During the       Total
                                     --------------------------     Paid-in      Development    Stockholders'
                                        Shares         Amount       Capital          Stage         Equity
                                     -----------  -------------  ------------   -------------   -------------
Balances at September 31, 2002         2,343,180  $         234  $ 11,399,832   $  (9,226,896)  $   2,338,090

Common shares issued for
   Settlement of debt
   Stock option excise, including
   "Fair value" adjustment for         3,107,125            311     2,690,791               0       2,691,102
   extercise prices at less than
   Fair value                             10,000              1         1,199               0           1,200

Net loss                                       0              0             0      (4,865,472)     (4,865,472)
                                     -----------  -------------  ------------   -------------   -------------
Balances at September 31, 2003         5,460,305            546    14,091,822     (14,092,368)              0

Common stock issuance for
 cash contribution                    15,002,718          1,500        48,500               0          50,000
Net loss                                       0              0             0         (50,000)        (50,000)
                                     -----------  -------------  ------------   -------------   -------------
Balances at September 31, 2004        20,463,023  $       2,046  $ 14,140,322   $ (14,142,368)  $           0
Net loss                                       0              0             0        (145,486)       (145,486)
                                     ===========  =============  ============   =============   =============
Balance at September 31, 2005         20,463,023  $       2,046  $ 14,140,322   $ (14,287,854)  $    (145,486)
Net loss                                       0              0             0         (68,950)        (68,950)
                                     ===========  =============  ============   =============   =============
Balance at September 31, 2006         20,463,023  $       2,046  $ 14,140,322   $ (14,356,804)  $    (214,436)
Net loss                                       0              0             0        (104,261)       (104,261)
                                     ===========  =============  ============   =============   =============
ENDING BALANCE, September 30, 2007    20,463,023  $       2,046  $ 14,140,322   $ (14,610,065)  $    (318,697









     The accompanying notes are an integral part of the financial statements

                              Expertelligence, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                     Years ended September 30, 2007 and 2006
                 Period from October 1, 2003 (date of inception)
                           Through September 30, 2007

                                                                                                Period from
                                                                                               October 1, 2003
                                                                Year ended      Year ended     (date of inception)
                                                                   ended            ended          through
                                                               September 30,     September 30,    September 30,
                                                                   2007             2006              2007
                                                             ----------------   --------------   --------------
Cash Flows from Operating Activities
   Net loss for the period                                   $       (104,261)  $      (68,950)  $     (368,697)
Adjustments to reconcile net loss to net cash used by
 operating activities:
        Stock issued for services                                           0                0                0
Changes in operating assets and liabilities
        Increase (decrease) in accounts payable - trade                     0                0                0
        Increase (decrease) in accrued interest payable                19,905           18,970           38,875
                                                             ----------------   --------------   --------------
Net cash provided (used) by operating activities                      (84,356)         (49,980)        (329,822)

CASH FLOWS FROM INVESTING ACTIVITIES:

None                                                                        0                0                0
                                                             ----------------   --------------   --------------
Net cash provided (used) by investing activities                            0                0                0
                                                             ----------------   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit note                                      84,356           49,980          279,822
Proceeds from sale of common stock                                          0                0           50,000

Net cash provided by financing activities                              84,356           49,980          329,822
                                                             ----------------   --------------   --------------
Net increase (decrease) in cash                                             0                0                0
CASH, beginning of period                                                   0                0                0
                                                             ----------------   --------------   --------------
CASH, end of period                                          $              0   $            0   $            0
                                                             ----------------   --------------   --------------








     The accompanying notes are an integral part of the financial statements

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2007 and 2006


NOTE A - Organization and Description of Business

ExperTelligence, Inc. (Company) was originally incorporated in accordance with the Laws of the State of California on March 31, 1980. The Company formerly developed Internet portal technology, published database software products for the Internet, and developed and hosted web/database and electronic commerce application solutions.

On June 26, 2006, the Company changed its state of incorporation from California to Nevada by means of a merger with and into a Nevada corporation formed on November 17, 2005 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation kept the Company's name of ExperTelligence, Inc. and modified the Company's capital structure to allow for the issuance of up to 300,000,000 shares of $0.0001 par value common stock and 25,000,000 shares of $0.0001 par value preferred stock.

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

On December 23, 2003, as announced in a Current Report on Form 8-K, the Company issued 15,002,718 shares of the Company's unregistered, restricted Common Stock, representing approximately 75.0% of the class, to Douglas P. Martin in exchange for a cash payment of fifty thousand dollars ($50,000). The proceeds of the sale were used to further reduce debt that was otherwise uncancelled by the October 15, 2003 auction of the Company's assets or incurred subsequent to that date. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. The effect of this transaction was a change of control, where Mr. Martin or transferees now beneficially own approximately 75.0% of the issued and outstanding voting securities of the Company.

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2007 and 2006


NOTE A - Organization and Description of Business - Continued

On October 1, 2004, the Company secured a Line of Credit for the purposes of bringing the financial information with respect to the Company current so that it would be in a position to attract an operating company or a new business operation. Since that time, the Company, through consultants and its new auditor, has been able to update it's records and bring its books and records current.

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

As of September 30, 2007 a total of $279,822 has been advanced under this agreement.

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

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2007 and 2006


NOTE B - Preparation of Financial Statements - Continued

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

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2007 and 2006


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

3.   Recently Issued Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2007 and 2006


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


NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2007 and 2006, respectively, are as follows:

                                   Year ended        Year ended
                                   September 30,     September 30,
                                      2007              2006
                                   -------------     -------------
         Federal:
                  Current          $     -           $     -
                  Deferred               -                 -
                                   -------           -------
                                         -                 -
                                   -------           -------
         State:
                  Current                -                 -
                  Deferred               -                 -
                                   -------           -------
                                         -                 -
                                   -------           -------
                  Total            $     -           $     -
                                   =======           =======

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $14,000,000 to offset future taxable income. However, due to a December 2003 change in control transaction and subject to current regulations, the amount and availability of the net operating loss carryforwards will be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                     Years ended September 30, 2007 and 2006


NOTE H - Equity Transactions

PREFERRED STOCK

None during this period and none issued and outstanding.

COMMON STOCK

None issued during this period.


NOTE I - Stock Option Plans

There are currently none.

















                [balance of this page intentionally left blank.]

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              ExperTelligence, Inc.


Dated: January 11, 2008              By: /s/ Jason Smart
       ------------------               ------------------------
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


Dated: January 11, 2008              By: /s/ Jason Smart
       ------------------               ------------------------
                                        Jason Smart
                                        President, Sole Director
                                        Chief Executive Officer and
                                        Chief Financial Officer