Form 10QSB
period 2007-12-31
EXPERTELLIGENCE INC
filed 2008-02-12
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
--------------------------------------------------------------------------------
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 11, 2008: 20,463,023

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                              ExperTelligence, Inc.
               Form 10-QSB for the Quarter ended December 31, 2007

                                Table of Contents


                                                                           Page

PART I - FINANCIAL INFORMATION

    ITEM 1. Financial Statements                                               3
    ITEM 2. Management's Discussion and Analysis or Plan of Operation         12
    ITEM 3. Controls and Procedures                                           14


PART II - OTHER INFORMATION

    ITEM 1. Legal Proceedings                                                 14
    ITEM 2. Recent Sales of Unregistered Securities and Use of Proceeds       14
    ITEM 3. Defaults Upon Senior Securities                                   15
    ITEM 4. Submission of Matters to a Vote of Security Holders               15
    ITEM 5. Other Information                                                 15
    ITEM 6. Exhibits                                                          15

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

                              Expertelligence, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                                  December 31,

                                                                    2007             2006
                                                                -------------   -------------
                                     Assets

CURRENT ASSETS
  Cash                                                          $           0   $           0

 Prepaid Expenses                                                           0               0
                                                                -------------   -------------
          Total current assets                                              0               0
                                                                -------------   -------------

OTHER ASSETS
   Goodwill                                                                 0               0
                                                                -------------   -------------
          Total other assets                                                0               0
                                                                -------------   -------------
Total Assets                                                     $           0  $           0
                                                                -------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                      $           0   $           0
     Accrued interest payable                                          55,985          37,940
                                                                -------------   -------------
          Total current liabilities                                    55,985          37,940
                                                                -------------   -------------
LONG-TERM LIABILITIES

    Line of credit payable                                            289,734         164,456

Total Liabilities                                                     345,719         202,396
                                                                -------------   -------------

STOCKHOLDERS' EQUITY

 Preferred stock - no par value, 25,000,000 shares authorized,
   None issued and outstanding                                              0               0
 Common stock, $0.0001 par value, 300,000,000 shares authorized.
      20,463,023 shares issued and outstanding, respectively            2,046           2,046
  Additional paid-in capital in excess of par                      14,140,322      14,140,322
  Deficit accumulated during the development stage                (14,461,065)    (14,356,804)
                                                                -------------   -------------
          Total stockholders' equity                                 (345,719)       (202,396)
                                                                -------------   -------------

Total Liabilities and  Stockholders' Equity                     $           0   $           0
                                                                =============   =============


     The accompanying notes are an integral part of the financial statements

                              Expertelligence, Inc.
                        (A Development Stage Enterprise)
                 Statement of Operations and Comprehensive Loss
                         Three months ended December 31,
    Period from October 1, 2003 (date of inception) through December 31, 2007


                                                                                                        From
                                                                                                 October 1, 2003
                                                                                                (Inception) through
                                                                                                   December 31,
                                                                2007                 2006               2007
                                                             ----------------   --------------   ---------------

REVENUES                                                     $              0   $            0   $             0
                                                             ----------------   --------------   ---------------

OPERATING EXPENSES:
   General and administrative expenses                                  3,912                0           307,734
   Professional fees                                                    6,000                0            32,000
   Interest expense                                                     5,795           18,970            44,670
                                                             ----------------   --------------   ---------------

          Total expenses                                               15,707           18,970           384,404
                                                             ----------------   --------------   ---------------

Loss from operations
     Before provision for income taxes                       $        (15,707)  $      (18,970)  $      (384,404)

Provision for income taxes                                                  0                0                 0
                                                             ----------------   --------------   ---------------
Net Loss                                                              (15,707)         (18,970)         (384,404)

Other Comprehensive Income                                                  0                0                 0
                                                             ----------------   --------------   ---------------

Comprehensive Loss                                                    (15,707)         (18,970)         (384,404)
                                                             ================   ==============   ===============

Income (loss) per weighted average common share                           Nil              Nil
                                                             ================   ==============

Number of weighted average common shares outstanding               20,463,023       20,463,023
                                                             ================   ==============




     The accompanying notes are an integral part of the financial statements

                              Expertelligence, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                         Three months ended December 31,
                 Period from October 1, 2003 (date of inception)
                            Through December 31, 2007


                                                                                                        From
                                                                                                 October 1, 2003
                                                                                                (Inception) through
                                                                                                   December 31,
                                                                2007                 2006               2007
                                                             ----------------   --------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period                                      $        (15,707)  $      (18,970)  $      (384,404)
Adjustments to reconcile net loss to net cash
 used by operating activities:
        Stock issued for services                                           0                0                 0
Changes in operating assets and liabilities
        Increase (decrease) in accounts payable - trade                     0                0                 0
        Increase (decrease) in accrued interest payable                 5,795           18,970            44,670
                                                             ----------------   --------------   ---------------

Net cash provided (used) by operating activities                       (9,912)          18,970          (339,734)
                                                             ----------------   --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
None                                                                        0                0                 0
                                                             ----------------   --------------   ---------------

Net cash provided (used) by investing activities                            0                0                 0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit note                                       9,912           18,970           289,734
                                                             ----------------   --------------   ---------------
Proceeds from sale of common stock                                          0                0            50,000
                                                             ----------------   --------------   ---------------

Net cash provided by financing activities                               9,912           18,970           339,734
                                                             ----------------   --------------   ---------------

Net increase (decrease) in cash                                             0                0                 0
                                                             ----------------   --------------   ---------------

CASH, beginning of period                                                   0                0                 0
                                                             ----------------   --------------   ---------------

CASH, end of period                                          $              0   $            0   $             0
                                                             ================   ==============   ===============



    The accompanying notes are an integral part of the financial statements

                              Expertelligence, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                  Three months ended December 31, 2007 and 2006


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

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                  Three months ended December 31, 2007 and 2006


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

As of December 31, 2007 a total of $289,734 has been advanced under this agreement.

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

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                  Three months ended December 31, 2007 and 2006


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

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                  Three months ended December 31, 2007 and 2006


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

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                  Three months ended December 31, 2007 and 2006


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
                                   =======           =======

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                  Three months ended December 31, 2007 and 2006


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


NOTE I - Related Party Transactions

There are currently none.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company has had no operations or significant assets since October 15, 2003.

     For the period ended December 31, 2007 and 2006, the Company realized consolidated net revenues of approximately $-0- and $-0-, respectively.

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


ITEM 5 - Other Information

     None


ITEM 6.  Exhibits and Reports filed on Form 8-K

         (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
No.       Description
-------  ---------------------------------
31.1 *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

------------
* Filed herewith

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ExperTelligence, Inc.


Dated: February 11, 2008           By: /s/ Jason Smart
                                     ----------------------------
                                     Jason Smart
                                     Chief Executive Officer and
                                     Chief Financial Officer