Form 10QSB/A
period 2007-12-31
EXPERTELLIGENCE INC
filed 2008-02-28
CIK 723533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 26, 2008: 104,802.

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

                         PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

                              Expertelligence, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                                  December 31,

                                                                    2007             2006
                                                                -------------   -------------
                                     Assets

CURRENT ASSETS
  Cash                                                          $           0   $           0

 Prepaid Expenses                                                           0               0
                                                                -------------   -------------
          Total current assets                                              0               0
                                                                -------------   -------------

OTHER ASSETS
   Goodwill                                                                 0               0
                                                                -------------   -------------
          Total other assets                                                0               0
                                                                -------------   -------------
Total Assets                                                     $           0  $           0
                                                                -------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                      $           0   $           0
     Accrued interest payable                                          55,985          37,940
                                                                -------------   -------------
          Total current liabilities                                    55,985          37,940
                                                                -------------   -------------
LONG-TERM LIABILITIES

    Line of credit payable                                            289,734         164,456

Total Liabilities                                                     345,719         202,396
                                                                -------------   -------------

STOCKHOLDERS' EQUITY

 Preferred stock - no par value, 25,000,000 shares authorized,
   None issued and outstanding                                              0               0
 Common stock, $0.0001 par value, 300,000,000 shares authorized.
      20,463,023 shares issued and outstanding, respectively               11           2,046
  Additional paid-in capital in excess of par                      14,140,322      14,140,322
  Deficit accumulated during the development stage                (14,486,052)    (14,344,764)
                                                                -------------   -------------
          Total stockholders' equity                                 (345,719)       (202,396)
                                                                -------------   -------------

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


                                                                                                        From
                                                                                                 October 1, 2003
                                                                                                (Inception) through
                                                                                                   December 31,
                                                                2007                 2006               2007
                                                             ----------------   --------------   ---------------

REVENUES                                                     $              0   $            0   $             0
                                                             ----------------   --------------   ---------------

OPERATING EXPENSES:
   General and administrative expenses                                  3,912                0           307,734
   Professional fees                                                    6,000                0            32,000
   Interest expense                                                     5,795           18,970            44,670
                                                             ----------------   --------------   ---------------

          Total expenses                                               15,707           18,970           384,404
                                                             ----------------   --------------   ---------------

Loss from operations
     Before provision for income taxes                       $        (15,707)  $      (18,970)  $      (384,404)

Provision for income taxes                                                  0                0                 0
                                                             ----------------   --------------   ---------------
Net Loss                                                              (15,707)         (18,970)         (384,404)

Other Comprehensive Income                                                  0                0                 0
                                                             ----------------   --------------   ---------------

Comprehensive Loss                                                    (15,707)         (18,970)         (384,404)
                                                             ================   ==============   ===============

Income (loss) per weighted average common share                           Nil              Nil
                                                             ================   ==============

Number of weighted average common shares outstanding                  104,802       20,463,023
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

On October 26, 2007, the Company approved and submitted with NASD the necessary paperwork to carry out a reverse stock split of the Company's issued and outstanding common stock at the ratio of one (1) share for each two hundred
(200) shares of common stock issued and outstanding, with the number of authorized shares to remain the same and unchanged as a result of the reverse split. All fractional shares that would result from the reverse split will be rounded up to the next whole share. The effective date of the reverse stock split was on November 19, 2007. The new trading symbol is "EXTL" and the new CUSIP number is 302132 303.

There is not a requirement that shareholders obtain new or replacement share certificates. Each holder on record of shares of the Company's common stock that is outstanding on the effective date of the reverse stock split, November 19, 2007, may contact the Company's transfer agent to exchange the certificates for new certificates representing the number of whole shares of post-reverse stock split common shares into which the existing shares have been converted as a result of the reverse stock split. The Company's transfer agent is Computershare Trust Company, 350 Indiana Street, Suite 800, Golden, CO 80401.

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

                              ExperTelligence, Inc.


Dated: February 26, 2008           By: /s/ Jason Smart
                                     ----------------------------
                                     Jason Smart
                                     Chief Executive Officer and
                                     Chief Financial Officer