Form 10QSB
period 2008-03-31
EXPERTELLIGENCE INC
filed 2008-05-15
CIK 723533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-11596

ExperTelligence, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	95-3506403
(State of incorporation)	(IRS Employer ID Number)

83 Stanley Road
UN 1 Box 103
RR6 Woodville, Ontario K0M 2T0
--------------------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (416) 554-6546

1616 East Valley Road, Santa Barbara, CA 93108
----------------------------------------------------------------------------
(Former name and address if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2008: 104,818

Transitional Small Business Disclosure Format (check one):   YES [_]  NO [X]

ExperTelligence, Inc.
Form 10-QSB for the Quarter ended March 31, 2008

Table of Contents

Page
Part I - Financial Information

Item 1 Financial Statements

Item 2 Management's Discussion and Analysis or Plan of Operation

Item 3 Controls and Procedures

Part II - Other Information

Item 1 Legal Proceedings

Item 2 Recent Sales of Unregistered Securities and Use of Proceeds

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits

Signatures

PART I - FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

F1

Expertelligence, Inc.
(A Development Stage Enterprise)
Balance Sheets
March 31,

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid Expenses	0	0

Total current assets	0	0

OTHER ASSETS
Goodwill	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$0	$0
Accrued interest payable	63,315	37,940

Total current liabilities	63,315	37,940

LONG-TERM LIABILITIES
Line of credit payable	293,211	164,456

Total Liabilities	356,526	202,396

STOCKHOLDERS’ EQUITY
Preferred stock – no par value, 25,000,000 shares authorized, None issued and outstanding	0	0
Common stock, $0.0001 par value, 300,000,000 shares authorized. 104,818 and 20,463,023 shares issued and outstanding, respectively	11	2,046
Additional paid-in capital in excess of par	14,140,322	14,140,322
Deficit accumulated during the development stage	(14,140,333)	(14,356,804)

Total stockholders’ equity	(356,526)	(202,396)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

F2

Expertelligence, Inc.
(A Development Stage Enterprise)
Statement of Operations and Comprehensive Loss
Six months ended March 31,
Period from October 1, 2003 (date of inception) through March 31, 2008

	2008	2007	From October 1, 2003 (Inception) through March 31, 2008

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	2,477	0	310,211
Professional fees	1,000	0	33,000
Interest expense	7,330	18,970	52,000

Total expenses	10,807	18,970	395,211

Loss from operations Before provision for income taxes	$(10,807)	$(18,970)	$(395,211)
Provision for income taxes	0	0	0
Net Loss	(10,807)	(18,970)	(395,211)

Other Comprehensive Income	0	0	0

Comprehensive Loss	(10,807)	(18,970)	(395,211)

Income (loss) per weighted average common share	Nil	Nil

Number of weighted average common shares outstanding	104,818	20,463,023

The accompanying notes are an integral part of the financial statements

F3

Expertelligence, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows
Six months ended March 31,
Period from October 1, 2003 (date of inception)
Through March 31, 2008

	2008	2007	From October 1, 2003 (Inception) through March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(10,807)	$(18,970)	$(395,211)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	0
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0	0
Increase (decrease) in accrued interest payable	7,330	18,970	52,000

Net cash provided (used) by operating activities	(3,477)	18,970	(343,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
None	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit note	3,477	18,970	293,211
Proceeds from sale of common stock	0	0	50,000

Net cash provided by financing activities	3,477	18,970	343,211

Net increase (decrease) in cash	0	0	0

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0

The accompanying notes are an integral part of the financial statements

F4

ExperTelligence, Inc.
Notes to Consolidated Financial Statements
For the period ended March 31, 2008 and 2007

NOTE A - Organization and Description of Business

ExperTelligence, Inc. (Company) was originally incorporated in accordance with the Laws of the State of California on March 31, 1980.  The Company formerly developed Internet portal technology, published database software products for the Internet, and developed and hosted web/database and electronic commerce application solutions.

On June 26, 2006, the Company changed its state of incorporation from California to Nevada by means of a merger with and into a Nevada corporation formed on November 17, 2005 solely for the purpose of effecting the reincorporation.  The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation.  Such Certificate of Incorporation kept the Company’s name of ExperTelligence, Inc. and modified the Company’s capital structure to allow for the issuance of up to 300,000,000 shares of $0.0001 par value common stock and 25,000,000 shares of $0.0001 par value preferred stock.

On May 12, 2003, in a Current Report on Form 8-K, the Company announced that it would conduct an auction to sell the Company’s assets and use the proceeds to settle company debt, distributing any remainder to shareholders.  This action was precipitated by a lack of developmental and operating capital.

On October 20, 2003, as announced in a Current Report on Form 8-K, the Company confirmed that it conducted the previously-noticed public auction of Company assets.  That auction, held at noon on October 15, 2003, at the Company’s offices, then located at 614 Chapala Street in Santa Barbara, California, the Company sold:

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

On December 23, 2003, as announced in a Current Report on Form 8-K, the Company issued 15,002,718 shares of the Company's unregistered, restricted Common Stock, representing approximately 75.0% of the class, to Douglas P. Martin in exchange for a cash payment of fifty thousand dollars ($50,000).  The proceeds of the sale were used to further reduce debt that was otherwise uncancelled by the October 15, 2003 auction of the Company’s assets or incurred subsequent to that date.  The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.  The effect of this transaction was a change of control, where Mr. Martin or transferees now beneficially own approximately 75.0% of the issued and outstanding voting securities of the Company.

F5

ExperTelligence, Inc.
Notes to Consolidated Financial Statements
For the period ended March 31, 2008 and 2007

NOTE A - Organization and Description of Business - Continued

On October 1, 2004, the Company secured a Line of Credit for the purposes of bringing the financial information with respect to the Company current so that it would be in a position to attract an operating company or a new business operation.  Since that time, the Company, through consultants and its new auditor, has been able to update it’s records and bring its books and records current.

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

As of March 31, 2008 a total of $293,211 has been advanced under this agreement.

Since the October 15, 2003 auction of the Company’s assets, the Company has had no operations or significant assets.  The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

F6

ExperTelligence, Inc.
Notes to Consolidated Financial Statements
For the period ended March 31, 2008 and 2007

NOTE B - Preparation of Financial Statements - Continued

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

NOTE C - Going Concern Uncertainty

As of October 15, 2003, the Company held an auction to sell the Company’s assets and use the proceeds to settle company debt.  This action was precipitated by a lack of developmental and operating capital.  All sales were made to creditors of the Company, and all payment for all items was made in the form of a reduction of debt. The Company realized no cash from the auction.  The Company has had no operations since 2003.

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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted.

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

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

F7

ExperTelligence, Inc.
Notes to Consolidated Financial Statements
For the period ended March 31, 2008 and 2007

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

3.	Recently Issued Pronouncements

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

F8

ExperTelligence, Inc.
Notes to Consolidated Financial Statements
For the period ended March 31, 2008 and 2007

NOTE E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - Concentrations of Credit Risk

The Company and it’s subsidiaries maintain their cash accounts in various financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per financial institution.

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2007 and 2006, respectively, are as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2007	2006
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

F9

ExperTelligence, Inc.
Notes to Consolidated Financial Statements
For the period ended March 31, 2008 and 2007

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

F10

Item 2. Management's  Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company has had no operations or significant assets since October 15, 2003.

For the period ended March 31, 2008 and 2007, the Company realized consolidated net revenues of approximately $-0- and $-0-, respectively.

In conjunction with the recognition of the above net revenues, the Company experienced costs of providing services of approximately $-0- and $-0-, respectively.

A major component of the ultimate demise of the Company’s operations was the recognition of research and development costs of approximately $108,000 and $480,000, respectively; selling and marketing expenses of approximately $371,000 and $449,000, respectively; and corporate general and administrative expenses of approximately $2,577,000 and  $2,586,000, respectively, for each of the years ended September 30, 2001 and 2000.

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

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.  For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.

Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Under the  supervision and with the  participation  of our management, including our principal  executive officer and principal financial officer, we conducted an evaluation of our disclosure  controls and  procedures,  as such term is defined under Rule 13a-15(e)  promulgated under the Securities Exchange Act of 1934, as amended  (Exchange Act), as of March 31, 2008.  Based on this  evaluation,  our principal  executive  officer and principal financial officer  concluded that our disclosure controls and procedures are      effective  in  alerting  them on a  timely  basis to  material  information relating  to our Company  required  to be included in our reports  filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

There were no significant  changes (including  corrective actions with regard to significant  deficiencies or material weaknesses) in our internal controls over financial  reporting  that occurred  during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

None

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The  Company  has  held no  regularly  scheduled,  called  or  special  meetings of shareholders during the reporting period.

Item 5 - Other Information

None

Item 6.  Exhibits and Reports filed on Form 8-K

 None

Exhibit
No.	Description

31.1 *	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 *	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

------------
* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ExperTelligence, Inc.

Dated: May 15, 2008	By: /s/ Jason Smart
Jason Smart
Chief Executive Officer and
Chief Financial Officer