Form 10-Q
period 2008-06-30
EXPERTELLIGENCE INC
filed 2008-08-19
CIK 723533

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark one)
--------------------------------------------------------------------------------
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]


Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

         Large accelerated filer |_|                 Accelerated filer |_|
         Non-accelerated filer  |_|         Smaller reporting company  |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 15, 2008, there were approximately 104,818 shares of the Issuer's common stock, par value $0.0001 per share outstanding.


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-KSB. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                              ExperTelligence, Inc.
                  Form 10-Q for the Quarter ended June 30, 2008

                                Table of Contents


                                                                           Page

PART I - FINANCIAL INFORMATION

    ITEM 1.  Financial Statements                                            F-4
    ITEM 2.  Management's Discussion and Analysis or Plan of Operation        14
    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk       18
    ITEM 4T. Controls and Procedures                                          18



PART II - OTHER INFORMATION

    ITEM 1. Legal Proceedings                                                 18
    ITEM 2. Recent Sales of Unregistered Securities and Use of Proceeds       18
    ITEM 3. Defaults Upon Senior Securities                                   18
    ITEM 4. Submission of Matters to a Vote of Security Holders               18
    ITEM 5. Other Information                                                 18
    ITEM 6. Exhibits                                                          19

SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements





                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors...............................................F-5

Balance Sheet................................................................F-6

Statements of Operations.....................................................F-7

Statements of Cash Flows.....................................................F-8

Notes to Financial Statement.................................................F-9

                              Expertelligence, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                                    June 30,
                                                                    2008            2007
                                                                -------------   -------------
                                     Assets

CURRENT ASSETS
  Cash                                                          $           0   $           0

 Prepaid Expenses                                                           0               0
                                                                -------------   -------------
          Total current assets                                              0               0
                                                                -------------   -------------

OTHER ASSETS
   Goodwill                                                                 0               0
                                                                -------------   -------------
          Total other assets                                                0               0
                                                                -------------   -------------
Total Assets                                                    $           0   $           0
                                                                -------------   -------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Trade                                                      $           0   $           0
     Accrued interest payable                                          70,695          42,285
                                                                -------------   -------------

          Total current liabilities                                    70,695          42,285
                                                                -------------   -------------
LONG-TERM LIABILITIES



    Line of credit payable                                            295,730         179,308

Total Liabilities                                                     366,425         221,593
                                                                -------------   -------------

STOCKHOLDERS' EQUITY
  Preferred stock - no par value, 25,000,000 shares authorized,
   None issued and outstanding                                              0               0
  Common stock, $0.0001 par value, 300,000,000 shares authorized.
     104,818 and 20,463,023 shares issued and outstanding,
     respectively                                                          11           2,082
  Additional paid-in capital in excess of par                      14,140,322          38,433
  Deficit accumulated during the development stage                (14,140,333)       (262,108)
                                                                -------------   -------------

          Total stockholders' equity                                 (366,425)       (221,593)
                                                                -------------   -------------

Total Liabilities and  Stockholders' Equity                     $           0   $           0
                                                                =============   =============



     The accompanying notes are an integral part of the financial statements

                              Expertelligence, Inc.
                        (A Development Stage Enterprise)
                 Statement of Operations and Comprehensive Loss
                           Nine months ended June 30,
      Period from October 1, 2003 (date of inception) through June 30, 2008


                                                                                                     From
                                                                                                October 1, 2003
                                                                                               (Inception) through
                                                                  2008              2007          June 30, 2008
                                                             ----------------   --------------   ---------------

REVENUES                                                     $              0   $            0   $             0
                                                             ----------------   --------------   ---------------

OPERATING EXPENSES:
   General and administrative expenses                                  1,519           14,852           311,730
   Professional fees                                                    1,000                0            34,000
   Interest expense                                                     7,380            4,345            59,380
                                                             ----------------   --------------   ---------------

          Total expenses                                                9,899           19,197           405,110
                                                             ----------------   --------------   ---------------

Loss from operations
     Before provision for income taxes                       $         (9,899)  $      (19,197)  $      (405,110)
                                                             ================   ==============   ===============
Provision for income taxes                                                  0                0                 0
                                                             ----------------   --------------   ---------------
Net Loss                                                               (9,899)         (19,197)         (405,110)
                                                             ----------------   --------------   ---------------

Other Comprehensive Income                                                  0                0                 0
                                                             ----------------   --------------   ---------------

Comprehensive Loss                                                     (9,899)         (19,197)         (405,110)
                                                             ================   ==============   ===============

Income (loss) per weighted average common share                           Nil              Nil
                                                             ================   ==============
Number of weighted average common shares outstanding                  104,818       20,463,023
                                                             ================   ==============



     The accompanying notes are an integral part of the financial statements

                              Expertelligence, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                            Nine months ended June 30,
                 Period from October 1, 2003 (date of inception)
                              Through June 30, 2008

                                                                                                        From
                                                                                                 October 1, 2003
                                                                                                (Inception) through
                                                                                                      June 30,
                                                                2008                 2007               2008
                                                             ----------------   --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period                                      $         (9,899)  $      (19,197)  $      (405,110)
Adjustments to reconcile net loss to net cash used by
operating activities:
        Stock issued for services                                           0                0                 0
Changes in operating assets and liabilities
        Increase (decrease) in accounts payable - trade                     0                0                 0
        Increase (decrease) in accrued interest payable                 7,380           19,197            59,380
                                                             ----------------   --------------   ---------------

Net cash provided (used) by operating activities                       (2,519)          19,197          (345,730)
                                                             ----------------   --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
None                                                                        0                0                 0
                                                             ----------------   --------------   ---------------

Net cash provided (used) by investing activities                            0                0                 0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit note                                       2,519          119,197           295,730
                                                             ----------------   --------------   ---------------
Proceeds from sale of common stock                                          0                0            50,000
                                                             ----------------   --------------   ---------------

Net cash provided by financing activities                               2,519          119,197           345,730
                                                             ----------------   --------------   ---------------

Net increase (decrease) in cash                                             0                0                 0
                                                             ----------------   --------------   ---------------

CASH, beginning of period                                                   0                0                 0
                                                             ----------------   --------------   ---------------

CASH, end of period                                          $              0   $            0   $             0
                                                             ================   ==============   ===============





     The accompanying notes are an integral part of the financial statements

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                   For the period ended June 30, 2008 and 2007


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

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                   For the period ended June 30, 2008 and 2007


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

As of June 30, 2008 a total of $295,730 has been advanced under this agreement.

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

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                   For the period ended June 30, 2008 and 2007


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

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                   For the period ended June 30, 2008 and 2007


NOTE D - Summary of Significant Accounting Policies

1........Cash and cash equivalents

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


2........Earnings (loss) per share

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


3........Recently Issued Pronouncements

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

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                   For the period ended June 30, 2008 and 2007


NOTE F - Concentrations of Credit Risk

The Company and it's subsidiaries maintain their cash accounts in various financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per financial institution.


NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2007 and 2006, respectively, are as follows:

                                        Year ended         Year ended
                                       September 30,      September 30,
                                          2007               2006
                                       -----------       --------------
         Federal:
                  Current              $     -           $     -
                  Deferred                   -                 -
                                       -------           -------
                                             -                 -
                                       -------           -------
         State:
                  Current                    -                 -
                  Deferred                   -                 -
                                       -------           -------
                                             -                 -
                                       -------           -------
                  Total                $     -           $     -
                                       =======           =======

                              ExperTelligence, Inc.
                   Notes to Consolidated Financial Statements
                   For the period ended June 30, 2008 and 2007

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Results of Operations

     The Company has had no operations or significant assets since October 15, 2003.

     For the period ended June 30, 2008 and 2007, the Company realized consolidated net revenues of approximately $-0- and $-0-, respectively.

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

Revenues

     The Company did not generate any revenues from operations for the nine months ended June 30, 2008 or 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

     Operating expenses decreased by $9,298 from $19,197 for the nine months ended June 30, 2007 to $9,899 for the nine months ended June 30, 2008. The decrease in our operating expenses is due to decreased administrative expenses we incurred for the nine months ended June 30, 2008.

Interest Expense

     Interest expense for the nine months ended June 30, 2008, and 2007 was $7,380 and $4,345 respectively.

Net Income/Loss

     Net loss decreased by $9,298 from net loss of $19,197 for the nine months ended June 30, 2007 to a net loss of $9,899 for the six months ended June 30, 2008. The decrease in net operating loss is due to the decrease in operating expenses.

Assets and Liabilities

     Our total assets were $0 at June 30, 2008.

     Total Current Liabilities are $70,695 at June 30, 2008. Our notes payable are for $366,425.

Financial Condition, Liquidity and Capital Resources

     At June 30, 2008, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, NBI-Joint Venture ("NBI-JV"), to fund our cash requirements. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of June 30, 2008, we had a working capital deficit of $366,425. At June 30, 2008, we had no outstanding debt other than convertible notes payable to NBI-JV and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

     No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     We have short-term liquidity problems that will be addressed by the Convertible Note. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Plan of Business

General

     The Company intends to locate and combine with an existing, privately_held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form, which will result in the combined enterprise's becoming a publicly held corporation.

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

Critical Accounting Policies

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2008 and 2007.

Going Concern.

     The Company has suffered recurring losses from operations and is in serious need of additional financing. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing or, in the alternative, affect a merger or acquisition. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

     The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.


ITEM 4T - Controls and Procedures

     Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of adjustments required by our independent auditors, primarily in the area of notes payable. Specifically, our independent auditors identified deficiencies in our internal controls and disclosures related to the valuation and amortization of beneficial conversion features on our notes payable. We have made the necessary adjustments to our financial statements and footnote disclosures in our Interim Report on Form 10-Q. We are in the process of improving our internal controls in an effort to remediate the deficiencies. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.



                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     None.


ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.


ITEM 3. Defaults Upon Senior Securities

     None


ITEM 4. Submission of Matters to a Vote of Security Holders

     None


ITEM 5.   Other Information

     None

ITEM 6   Exhibits

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
No.       Description
-------  ---------------------------------
31.1     Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and accounting officer

32.1 Section 1350 Certification of Chief Executive Officer and Principal Financial and Accounting officer
-----------------

     (b) The following  sets forth the  Company's  reports on Form 8-K that have
been filed during the quarter for which this report is filed:   None.




                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ExperTelligence, Inc.


                               By: /s/ Jason Smart
                                  ---------------------------
                                  Jason Smart*
                                  Chief Executive Officer,
                                  President and Chairman of the Board*
Date: August 18, 2008


* Jason Smart has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.