Form 10KSB
period 2008-09-30
EXPERTELLIGENCE INC
filed 2009-01-13
CIK 723533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2008

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-11596

ExperTelligence, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	95-3506403
(State of incorporation)	(IRS Employer ID Number)

83 Stanley Road
UN 1 Box 103
RR6 Woodville, Ontario K0M 2T0

(Address of principal executive offices)

(416) 554-6546

(Issuer's telephone number)

N/A

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

The aggregate market value of voting common equity held by non-affiliates as of September 30, 2008 was approximately $-0-, as there is no active trading available for the Registrant's equity securities.

As of September 30, 2008, there were 104,818 shares of Common Stock issued and outstanding.

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

Dependence Upon Management, Limited Participation of Management

The Company will be entirely dependent upon the experience of its officer and director in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

Conflicts of Interest

Certain conflicts of interest exist between the Company and its officer and director. He has other business interests to which he currently devotes attention and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. (See Management, Conflicts of Interest.)

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

We have not voluntarily implemented various corporate governance measures in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements.

Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent take-over which may not be in the best interest of our stockholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our articles of incorporation authorize the issuance of up to 25,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 0 shares of Preferred Stock are issued and outstanding as of December 29, 2008. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We are evaluating our internal control systems quarterly in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended September 30, 2008.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

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

Limited or No Public Market Exists

There is currently a limited public market for the Company's common stock, via the OTC Bulletin Board and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

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

Year ended September 30, 2008
1st Quarter	$0.015	$0.015
2nd Quarter	0.015	0.015
3rd Quarter	0.015	0.015
4th Quarter	0.015	0.015

These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

As of September 30, 2008, there were approximately 896 shareholders of record of the Company's common stock.

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

We did not sell any securities during the period covered by this report that were not registered under the Securities Act, which was not disclosed in our 10-QSB.

ITEM 6 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company has had no operations or significant assets since October 15, 2003.

For the year ended September 30, 2008 and 2007, the Company realized consolidated net revenues of approximately $-0- and $-0-, respectively.

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

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders
Expertelligence, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of ExperTelligence,  Inc. (a Nevada corporation) as of September 30, 2008 and 2007 and the related  consolidated  statements  of operations and  comprehensive  loss,  changes in  stockholders'  equity and cash flows for each of the two years ended September 30, 2008 and 2007,  respectively.  These consolidated  financial statements are the responsibility of the Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  consolidated  financial  position  of ExperTelligence,  Inc. as of September 30, 2008 and 2007 and the results of their  consolidated  operations and  consolidated  cash flows for each of the two  years  ended  September 30, 2008 and 2007,  respectively,  in conformity with accounting principles generally accepted in the United States of America.

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

                                                         /s/ Lawrence Scharfman, CPA, P.A.
                                                              Lawrence Scharfman, CPA, P.A.
Boynton Beach, FL
December 29, 2008

Expertelligence, Inc.
(A Development Stage Enterprise)
Balance Sheets
September 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid Expenses	0	0

Total current assets	0	0

OTHER ASSETS
Goodwill	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$0	$0
Accrued interest payable	76,574	50,190

Total current liabilities	76,574	50,190

LONG-TERM LIABILITIES
Line of credit payable	298,052	279,822

Total Liabilities	374,626	318,697

STOCKHOLDERS’ EQUITY
Preferred stock – no par value, 25,000,000 shares authorized, None issued and outstanding	0	0
Common stock, $0.0001 par value, 300,000,000 shares authorized. 104,818 and 20,463,023 shares issued and outstanding, respectively	11	2,046
Additional paid-in capital in excess of par	14,140,322	14,140,322
Deficit accumulated during the development stage	(14,514,959)	(14,461,065)

Total stockholders’ equity	(374,626)	(318,697)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

Expertelligence, Inc.
(A Development Stage Enterprise)
Statement of Operations and Comprehensive Loss
Years ended September 30,
Period from October 1, 2003 (date of inception) through September 30, 2008

	2008	2007	From October 1, 2003 (Inception) through September 30, 2008

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	9,230	58,356	313,052
Professional fees	9,000	26,000	35,000
Interest expense	26,384	19,905	65,259

Total expenses	44,614	104,261	413,311

Loss from operations
Before provision for income taxes	$(44,614)	$(104,261)	$(413,311)
Provision for income taxes	0	0	0
Net Loss	(44,614)	(104,261)	(413,311)

Other Comprehensive Income	0	0	0

Comprehensive Loss	(44,614)	(104,261)	(413,311)

Income (loss) per weighted average common share	Nil	Nil

Number of weighted average common shares outstanding	20,463,023	20,463,023

The accompanying notes are an integral part of the financial statements

Expertelligence, Inc.
(A Development Stage Enterprise)
Statement of  Changes in Stockholders’ Equity
(Deficit) Period from October 1, 2003 (date of inception)
through September 30, 2008

	Number of Shares	Common Stock	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, September 30, 2002	2,343,180	$234	$11,399,832	$(9,226,896)	$2,338,090

Common shares issued for settlement of debt, Stock option excise, including “Fair Value” adjustment for exercise prices at less than Fair	3,107,125	311	2,690,791	0	2,691,102
Value	10,000	1	1,199	0	1,200

Net loss	0	0	0	(4,865,472)	(4,8865,472)

Balance at September 30 , 2003	5,460,305	546	14,091,822	(14,092,368)	0

Common stock issuance for cash contribution	15,002,718	1,500	48,500	0	50,000
Net loss	0	0	0	(50,000)	(50,000)

Balance at September 30, 2004	20,463,023	2,046	14,140,322	(14,142,368)	0
Net loss	0	0	0	(145,486)	(145,486)

Balance at September 30, 2005	20,463,023	2,046	14,140,322	(14,287,854)	(145,486)
Net loss	0	0	0	(68,950)	(68,950)

Balance at September 30, 2006	20,463,023	2,046	14,140,322	(14,356,804)	(214,436)
Net loss	0	0	0	(104,261)	(104,261)

Balance at September 30, 2007	20,463,023	$2,046	$14,140,322	$(14,610,065)	$(318,697)
Net loss	0	0	0	(104,261)	$(104,261)

ENDING BALANCE, September 30, 2008	20,463,023	$11	$14,140,322	$(14,514,959)	$(374,626)

The accompanying notes are an integral part of the financial statements

Expertelligence, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows
Years ended September 30
Period from October 1, 2003 (date of inception)
Through September 30, 2008

	2008	2007	From October 1, 2003 (Inception) through September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(44,614)	$(104,261)	$(413,311)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	0
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0	0
Increase (decrease) in accrued interest payable	26,384	19,905	65,259

Net cash provided (used) by operating activities	(18,230)	(84,356)	(348,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
None	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit note	18,230	84,356	298,052
Proceeds from sale of common stock	0	0	50,000

Net cash provided by financing activities	18,230	84,356	348,052

Net increase (decrease) in cash	0	0	0

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0

The accompanying notes are an integral part of the financial statements

ExperTelligence, Inc.
Notes to Consolidated Financial Statements
Years ended September 30, 2008 and 2007

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
Years ended September 30, 2008 and 2007

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

As of September 30, 2008 a total of $298,052 has been advanced under this agreement.

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
Years ended September 30, 2008 and 2007

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
Years ended September 30, 2008 and 2007

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
Years ended September 30, 2008 and 2007

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

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2008 and 2007, respectively, are as follows:

		Year ended	Year ended
		September 30,	September 30,
		2007	2006
Federal:
	Current	$-	$-
Deferred
		-	-
		-	-
State:
	Current	-	-
	Deferred	-	-
		-	-
	Total	$-	$-

ExperTelligence, Inc.
Notes to Consolidated Financial Statements
Years ended September 30, 2008 and 2007

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

ITEM 8A - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of September 30, 2008, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Jason Smart	28	President, Chief Executive Officer
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

Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to he Company or written representations from the Company's directors and executive officers during the fiscal year ended September 30, 2008 , no Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

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

% of Class	Number of Shares	Beneficially Owned (1)

Name and address
National Business Investors - Joint Venture	15,002,718*	75.00%
500 S Australian Ave - Ste. 619
West Palm Beach, FL 33401

Executive Officers and Directors as	15,002,718*	75.00%
a group (three persons)
_______
* Following reverse split on November 19, 2007 was reduced to 75,014 shares.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2008. As of September 30, 2008, there were 104,818 shares of our common stock issued and outstanding.

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

ITEM 13 - Exhibits and Reports on Form 8-K

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit	Descriptions

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

Current Report filed on Form 8-K: NONE

ITEM 14 - Principal Accountant Fees and Services

	Year ended	Year ended
	September 30, 2008	September 30, 2007

1. Audit fees	$9,000	$26,000
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-

Totals	$9,000	$26,000

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

The Board reviewed the audited financial statements of the Company as of and for the years ended September 30, 2008 and 2007 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended September 30, 2008 and 2007 for filing with the Securities and Exchange Commission.

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

ExperTelligence, Inc.

Dated: January 8, 2009	By:	/s/ Jason Smart
Jason Smart
President, Sole Director
Chief Executive Officer and
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated. ExperTelligence, Inc.

ExperTelligence, Inc.

Dated: January 8, 2009	By:	/s/ Jason Smart
Jason Smart
President, Sole Director
Chief Executive Officer and
Chief Financial Officer