Form 10-Q
period 2008-12-31
EXPERTELLIGENCE INC
filed 2009-02-17
CIK 723533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange Act of 1934

For the quarterly period ended: December 31, 2008

☐  Transition Report Under Section 13 or 15(d) of the Securities  Exchange Act of 1934

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

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

         Large accelerated filer    ☐                              Accelerated filer                           ☐
         Non-accelerated filer      ☐                              Smaller reporting company        ☒

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☒  NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of January 27, 2009, there were  approximately  104,818 shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

ExperTelligence, Inc.
Form 10-Q for the Quarter ended December 31, 2008

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statement	F-4

Expertelligence, Inc.
(A Development Stage Enterprise)
Balance Sheets
December 31,

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid Expenses	0	0

Total current assets	0	0

OTHER ASSETS
Goodwill	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$0	$0
Accrued interest payable	84,182	55,985

Total current liabilities	84,182	55,985
LONG-TERM LIABILITIES
Line of credit payable	304,318	289,734

Total Liabilities	388,500	345,719

STOCKHOLDERS’ EQUITY
Preferred stock – no par value, 25,000,000 shares authorized, None issued and outstanding	0	0
Common stock, $0.0001 par value, 300,000,000 shares authorized. 104,818 and 20,463,023 shares issued and outstanding, respectively	11	2,046
Additional paid-in capital in excess of par	14,140,322	14,140,322
Deficit accumulated during the development stage	(14,528,833)	(14,461,065)

Total stockholders’ equity	(388,500)	(345,719)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

Expertelligence, Inc.
(A Development Stage Enterprise)
Statement of Operations and Comprehensive Loss
Three months ended December 31,
Period from October 1, 2003 (date of inception) through December 31, 2008

	2008	2007	From October 1, 2003 (Inception) through December 31, 2008

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	1,266	3,912	314,318
Professional fees	5,000	6,000	40,000
Interest expense	7,608	5,795	72,867

Total expenses	13,874	15,707	427,185

Loss from operations Before provision for income taxes	$(13,874)	$(15,707)	$(427,185)
Provision for income taxes	0	0	0
Net Loss	(13,874)	(15,707)	(427,185)

Other Comprehensive Income	0	0	0

Comprehensive Loss	(13,874)	(15,707)	(427,185)

Income (loss) per weighted average common share	Nil	Nil

Number of weighted average common shares outstanding	104,818	20,463,023

The accompanying notes are an integral part of the financial statements

Expertelligence, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows
Three months ended December 31,
Period from October 1, 2003 (date of inception)
Through December 31, 2008

	2008	2007	From October 1, 2003 (Inception) through December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(13,874)	$(15,707)	$(427,185)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	0
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0	0
Increase (decrease) in accrued interest payable	7,608	5,795	72,867

Net cash provided (used) by operating activities	(6,266)	(9,912)	(354,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
None	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit note	6,266	9,912	304,318
Proceeds from sale of common stock	0	0	50,000

Net cash provided by financing activities	6,266	9,912	354,318

Net increase (decrease) in cash	0	0	0

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0

The accompanying notes are an integral part of the financial statements

ExperTelligence, Inc.
Notes to Consolidated Financial Statements
Three months ended December 31, 2008 and 2007

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
Three months ended December 31, 2008 and 2007

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

As of December 31, 2008 a total of $304,318 has been advanced under this agreement.

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
Three months ended December 31, 2008 and 2007

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
Three months ended December 31, 2008 and 2007

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
Three months ended December 31, 2008 and 2007

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

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the years ended September 30, 2008 and 2007, respectively, are as follows:

	Year ended September 30, 2008	Year ended September 30, 2007
Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current
Deferred	-	-
	-	-
Total	$-	$-

ExperTelligence, Inc.
Notes to Consolidated Financial Statements
Three months ended December 31, 2008 and 2007

NOTE G - Income Taxes - Continued

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $14,000,000 to offset future taxable income.  However, due to a December 2003 change in control transaction and subject to current regulations, the amount and availability of the net operating loss carryforwards will be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

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

    For the period ended December 31, 2008 and 2007, the Company realized consolidated net revenues of approximately $-0- and $-0-, respectively.

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

Revenues

    The Company did not generate any revenues from operations for the three months ended December 2008 or 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

    Operating expenses decreased by $1,833 from $15,707 for the three months ended December 31, 2007 to $13,874 for the three months ended December 31, 2008. The decrease in our operating expenses is due to decreased administrative expenses we incurred for the three months ended December 31, 2008.

Interest Expense

    Interest expense for the three months ended December 31, 2008, and 2007 was $7,608 and $5,795 respectively.

Net Income/Loss

    Net loss decreased by $1,833 from net loss of $15,707 for the three months ended December 31, 2007 to a net loss of $13,874 for the three months ended December 31, 2008. The decrease in net operating loss is due to the decrease in operating expenses.

Assets and Liabilities

    Our total assets were $0 at December 31, 2008.

    Total Current Liabilities are $84,182 at December 31, 2008. Our notes payable are for $304,318.

Financial Condition, Liquidity and Capital Resources

    At December 31, 2008, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, NBI-Joint Venture ("NBI-JV"), to fund our cash requirements. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

    As of December 31, 2008, we had a working capital deficit of $388,500. At December 31, 2008, we had no outstanding debt other than convertible notes payable to NBI-JV and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

ITEM 6.   Exhibits

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

ExperTelligence, Inc.

Date: February 17, 2009	By:	/s/ Jason Smart
Jason Smart*
Chief Executive Officer,
President and Chairman of the Board*

* Jason Smart has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.