Form 10-Q
period 2009-03-31
EXPERTELLIGENCE INC
filed 2009-05-15
CIK 723533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

[X]  Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange Act of 1934

For the quarterly period ended: March 31, 2009

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

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

         Large accelerated filer  ☐|                                        Accelerated filer                     ☐
         Non-accelerated filer    ☐                                         Smaller reporting company   ☒

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 14, 2009, there were  approximately  25,104,818 shares of the Issuer's common stock, par value $0.0001 per share outstanding.

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

ExperTelligence, Inc.
Form 10-Q for the Quarter ended March 31, 2009

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet	2

Statements of Operations	3

Statements of Cash Flows	4

Notes to Financial Statement	5

Expertelligence, Inc.
(A Development Stage Enterprise)
Balance Sheets
March 31
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$0	$0
Prepaid Expenses	0	0

Total current assets	0	0

OTHER ASSETS
Goodwill	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Trade	$0	$0
Accrued interest payable	91,778	63,315

Total current liabilities	91,778	63,315
LONG-TERM LIABILITIES
Line of credit payable	308,210	293,211

Total Liabilities	399,988	356,526

STOCKHOLDERS’ EQUITY
Preferred stock – no par value, 25,000,000 shares authorized, None issued and outstanding	0	0
Common stock, $0.0001 par value, 300,000,000 shares authorized. 25,104,818 and 20,463,023 shares issued and outstanding, respectively	2,510	11
Additional paid-in capital in excess of par	14,140,322	14,140,322
Deficit accumulated during the development stage	(14,542,820)	(14,496,859)

Total stockholders’ equity	(399,988)	(356,526)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

Expertelligence, Inc.
(A Development Stage Enterprise)
Statement of Operations and Comprehensive Loss
Six months ended March 31
Period from October 1, 2003 (date of inception) through March 31, 2009

	2009	2008	From October 1, 2003 (Inception) through March 31, 2009

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	5,158	2,477	318,210
Professional fees	5,000	1,000	40,000
Interest expense	15,204	7,330	80,463

Total expenses	25,362	10,807	438,673

Loss from operations Before provision for income taxes	$(25,362)	$(10,807)	$(438,673)
Provision for income taxes	0	0	0
Net Loss	(25,362)	(10,807)	(438,673)

Other Comprehensive Income	0	0	0

Comprehensive Loss	(25,362)	(10,807)	(438,673)

Income (loss) per weighted average common share	Nil	Nil

Number of weighted average common shares outstanding	25,104,818	104,818

The accompanying notes are an integral part of the financial statements

Expertelligence, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows
Six months ended March 31
Period from October 1, 2003 (date of inception)
Through March 31, 2009

	2009	2008	From October 1, 2003 (Inception) through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(25,362)	$(10,807)	$(438,673)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	0
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0	0
Increase (decrease) in accrued interest payable	15,204	7,330	80,463

Net cash provided (used) by operating activities	(10,158)	(3,477)	(358,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
None	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit note	10,158	3,477	308,210
Proceeds from sale of common stock	0	0	50,000

Net cash provided by financing activities	10,158	3,477	358,210

Net increase (decrease) in cash	0	0	0

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0

The accompanying notes are an integral part of the financial statements

ExperTelligence, Inc.
Notes to Consolidated Financial Statements
Six months ended March 31, 2009 and 2008

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
Six months ended March 31, 2009 and 2008

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

As of March 31, 2009 a total of $308,210 has been advanced under this agreement.

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
Six months ended March 31, 2009 and 2008

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
Six months ended March 31, 2009 and 2008

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
Six months ended March 31, 2009 and 2008

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
Six months ended March 31, 2009 and 2008

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

    For the period ended March 31, 2009 and 2008, the Company realized consolidated net revenues of approximately $-0- and $-0-, respectively.

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

Revenues

    The Company did not generate any revenues from operations for the six months ended March 31, 2009 and 2008. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

    Operating expenses increased by $14,825 from $10,807 for the six months ended March 31, 2008 to $25,362 for the six months ended March 31, 2009. The increase in our operating expenses is due to increased transfer agent fee expenses we incurred for the six months ended March 31, 2009.

Interest Expense

    Interest expense for the six months ended March 31, 2009 and 2008 was $15,204 and $7,330 respectively.

Net Income/Loss

    Net loss increased by $14,555 from net loss of $10,807 for the six months ended March 31, 2008 to a net loss of $25,362 for the six months ended March 31, 2009. The increase in net perating loss is due to an increase in operating expenses.

Assets and Liabilities

    Our total assets were $0 at March 31, 2009.

    Total Current Liabilities are $91,778 at March 31, 2009. Our notes payable are for $308,210.

Financial Condition, Liquidity and Capital Resources

    At March 31, 2009, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, NBI-Joint Venture ("NBI-JV"), to fund our cash requirements. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

    As of March 31, 2009, we had a working capital deficit of $399,988. At March 31, 2009, we had no outstanding debt other than convertible notes payable to NBI-JV and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

    Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2009 and 2008.

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

ITEM 5.   Other Information

     None

ITEM 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
No.       Description

31.1      * Certification of the Chief Executive Officer, dated May 15, 2009, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2      * Certification of the Acting Chief Financial Officer, dated May 15, 2009, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1      * Certification Chief Executive Officer, dated May 15, 2009, pursuant  to Section 906 of Sarbanes-Oxley Act of 2002.

32.1      * Certification Acting Chief Financial Officer, dated May 15, 2009, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
President and Chairman of the Board*
Date: May 14, 2009

*  Jason Smart has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.