Form 10-Q
period 2009-06-30
EXPERTELLIGENCE INC
filed 2009-08-14
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2009

Commission file no.: 0-11596

EXPERTELLIGENCE, INC.

(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

83 Stanley Rd, UN 1, Box 103
RR6 Eoodville, Ontario, Canada	K0M 2TO
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (416) 554 - 6546

Securities  registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

Copies of Communications Sent to:

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]  No   [_]

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

| X | Yes	| | No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 31, 2009, there were 25,104,818 shares of voting stock of the registrant issued  and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Balance Sheets

	June 30, 2009	September 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$0	$0
Promissory note receivable	0	0

Total current assets	0	0

PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0

Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and accrued liabilities	$2,747	$0
Accrued interest payable	99,378	76,574

Total current liabilities	102,125	76,574

Line of credit payable	308,210	298,052
Total long-term liabilities	308,210	298,052
Total liabilities	410,335	374,626

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001, authorized 300,000,000 shares; 25,104,818 issued and outstanding	2,510	2,510
Additional paid in capital in excess of par	14,139,858	14,139,858
Deficit accumulated during the development stage	(14,552,703)	(14,516,994)

Total stockholders’ equity	(410,335)	(374,626)

Total Liabilities and Stockholders’ Equity	$0	$0

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Operations
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		Period from Oct 1, 2003 (Inception) through
	2009	2008	2009	2008	June 30, 2009

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	1,747	(958)	6,905	1,519	319,957
Professional fees	1,000	0	6,000	1,000	41,000
Interest expense	7,600	50	22,804	7,380	88,217

Total expenses	10,347	(908)	35,709	9,899	449,174

Net loss	$(10,347)	$908	$(35,709)	$(9,899)	$(449,174)

Basic net loss per weighted average share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares	25,104,818	25,104,818	25,104,818	25,104,818

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Stockholders’ Equity

	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, Sept 30, 2002	2,343,180	$234	$11,399,832	$(9,226,896)	$2,173,170

Shares issued to settle debt	3,117,125	312	2,691,990	0	2,692,302

Net loss	0	0	0	(4,865,472)	(4,865,472)

BALANCE, September 30, 2003	5,460,305	546	14,091,822	(14,092,368)	0

Sale of stock for cash	19,644,513	1,964	48,036	0	50,000
Net loss	0	0	0	(50,000)	(50,000)

BALANCE, September 30, 2004	25,104,818	2,510	14,139,858	(14,142,368)	0

Net loss	0	0	0	(145,486)	(145,486)
BALANCE, September 30, 2005	25,104,818	2,510	14,139,858	(14,287,854)	(145,486)

Net loss	0	0	0	(80,265)	(80,265)
BALANCE, September 30, 2006	25,104,818	2,510	14,139,858	(14,368,119)	(225,751)

Net loss	0	0	0	(104,261)	(104,261)

BALANCE, September 30, 2007	25,104,818	2,510	14,139,858	(14,472,380)	(330,012)

Net loss	0	0	0	(44,614)	(44,614)

BALANCE, September 30, 2008	25,104,818	2,510	14,139,858	(14,516,994)	(374,626)
Net loss	0	0	0	(35,709)	(35,709)

ENDING BALANCE, June 30, 2009 (unaudited)	25,104,818	$2,510	$14,139,858	$(14,552,703)	$(410,335)

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Nine Months Ended June 30,		From October 1, 2003 (Inception) through
	2009	2008	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,709)	$(9,899)	$(449,020)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	0
Changes in operating assets and liabilities
Incr (decr) in accounts payable and accrued liabilities	2,747	0	2,747
Increase (decrease) in accrued interest payable	22,804	7,380	88,063

Net cash used by operating activities	(10,158)	(2,519)	(358,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw on line of credit	10,158	2,519	308,210
Proceeds from issuance of common stock	0	0	50,000

Net cash provided by financing activities	10,158	2,519	358,210

Net increase (decrease) in cash	0	0	0

CASH, beginning of period	0	0	0

CASH, end of period	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       NONE

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the nine months ended June 30, 2009 and 2008 is unaudited)

(1)	Summary of Significant Accounting Policies

The Company Expertelligence, Inc., (the Company), was incorporated on March 31, 1980, under the laws of the State of California. On June 26, 2006, the Company reincorporated in Nevada.

The Company is a United States public company and  trades on the Over-the-Counter Bulletin Board, (OTC:BB).  The Company is available as a public shell to be acquired or to merge with another entity.  The Company is considered to be in the development stage since October 1, 2003, and the accompanying financial statements represent those of a development stage company in accordance with SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The following summarize the more significant accounting and reporting policies and practices of the Company:

a) Use of estimates    The financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended.  Actual results may differ significantly from those estimates.

b)  Start-Up costs  Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

c)  Net loss per share Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128).

d) Fair value of financial instruments The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

e) Income taxes The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”.  Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

f)  Interim financial information The financial statements for the nine months ended June 30, 2009 and 2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2)	Stockholders’ Equity The Company has authorized 300,000,000 shares of $0.0001 par common stock. At June 30, 2009 and September 30, 2008 there were 25,104,818 shares issued and outstanding..

(3)
Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $449,200 expiring beginning September 30, 2028.  The amount recorded as deferred tax asset as of June 30, 2009 is approximately $112,000, which represents the amount of tax benefit of the loss carry-forward.

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

(3) Income Taxes, continued   Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management’s valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance.

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $14,552,700 accumulated from March 31, 1980 (Inception) through June 30, 2009.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(5) Convertible Line of Credit Payable In October 2004, the Company entered into a line of credit with a third party, convertible into common stock at the discretion of the lender, for $250,000. This line of credit carries an 10% rate of interest. It is convertible into common stock at any time prior to repayment at a conversion rate of the lesser of 66 2/3 of the average closing price on the date of conversion or $0.01 per share, This line of credit carried an maturity date of December 31, 2008. As of June 30, 2008, $308,210 has been advanced under this line of credit.

(6) Subsequent Events In August 2009, the Company received an extension of the maturity of the line of credit to December 31, 2010 and an increase in the line of credit to $500,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company had no revenues for the three and  nine months ended June 30, 2009 and 2008, respectively.

The Company expended $10,347 and $35,709; and ($908) and $9,899, for the three and  nine months ended June 30, 2009 and 2008, respectively, on operating expenses.

Future expenditure levels are expected to be nominal, generally for the purpose of maintaining the Company's stockholder records and filing requirements to comply with the Securities Exchange Act of 1934 and for initiating the Company's current business plan, as discussed previously.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

Liquidity and Capital Resources

At June 30, 2009 and 2008, the Company had working capital of $0.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Consequently, there is substantial doubt about the Company's ability to continue as a going concern, notwithstanding this funding just described.

The Company's need for capital may change dramatically as a result of the implementation of a business plan instead of a reverse merger.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Net Operating Losses

The Company has net operating loss carry-forwards of $449,200, expiring beginning September 30, 2028.  Until the Company’s current operations begin to produce earnings, it is unclear whether the Company can utilize such carry-forwards.

Plan of Operation

The Company is seeking either a viable business plan or a suitable reverse merger candidate.

At June 30, 2009, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our line of credit to fund our cash  requirements.  Specifically,  we have borrowed a total of $308,210 on this line. In August 2009, the Company received an extension of the maturity of the line of credit to December 31, 2010 and an increase in the line of credit to $500,000. We therefore have $191,790 available to draw upon.

1

As of June 30, 2009, we had a working capital deficit of $410,335. The Company will seek funds from possible investors, lenders, strategic and joint  venture partners and financing  to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.  Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.  The Company assumes no obligations to update any such forward-looking statements.

ITEM 4T.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

2

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The  Company  knows  of no legal  proceedings  to which it is a party or to which any of its  property  is the  subject  which are  pending,  threatened  or contemplated or any unsatisfied judgments against the Company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted  during the quarter ending June 30, 2009, covered  by  this  report  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)  The exhibits  required to be filed  herewith by Item 601 of  Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description

31.1    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith

     (b) The following  sets forth the  Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None.

3

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EXPERTELLIGENCE, INC.

Dated: August 13, 2009	By:	/s/ Jason Smart
Jason Smart
Chief Executive Officer, Chief Financial Officer President and Chairman of the Board

4