Form 10-K
period 2009-09-30
EXPERTELLIGENCE INC
filed 2010-01-13
CIK 723533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2009

or
☐  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-26703

EXPERTELLIGENCE, INC.

(Exact name of registrant as specified in its charter)

Nevada	0-11596	95-3506403
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

2101 Vista Pkwy. Ste. 292
West Palm Beach, FL 33411	33411
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: ((561) 228-6148

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

 Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒   No ☐

Of the 25,104,818 shares of voting stock of the registrant issued and outstanding as of January 12, 2010, 10,102,100 shares were held by non-affiliates. The aggregate market value of the voting  stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on January 12, 2010: US$6,061,260.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Description of Business

The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company's behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

(b) Business of the Company

The Company reverted to the development stage effective October 1, 2003, and has not yet generated or realized any revenues from business operations since that date. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended September 30, 2009. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop an new business plan, which is as yet undetermined We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "EXTL" include ExperTelligence, Inc., a Nevada corporation. Our principal place of business is 83 Stanley Rd., UN 1, Box 103, Woodville, Ontario, Canada K0M 2T0, and our telephone number at that address is (416) 554-6546.

Employees

As of September 30, 2009, we do not have any employees. We anticipate hiring employees over the next twelve months if we are successful in implementing our plan of operations. Presently, the Company does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.

Available Information

Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Item 1A. Risk Factors

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

The Company lacks meaningful operating history and will require substantial capital if it is to be successful.

The Company has a very limited  operating  history upon which an evaluation of its future success or failure can be made. In fact, it was only recently that the Company  took steps in a plan to engage in the  acquisition  of interests in exploration  and development  mines in Canada,  and it is too early to determine whether such steps will lead to success.  The  Company's  ability to achieve and maintain  profitability and positive cash flow over time will be dependent upon, among other  things,  its ability to (i) identify  and acquire  diamond and gold mining  properties or interests  therein that ultimately have probable or proven diamond and gold reserves,  (ii) sell such diamond and gold mining properties or interests to strategic  partners or third parties or commence  mining of diamond and gold, (iii) produce and sell diamond and gold at profitable margins and (iv) raise the necessary  capital to operate during this period. At this stage in the Company's  development,  it  cannot  be  predicted  how much  financing  will be required to accomplish its objectives.

The Company needs to raise funds in order to initiate any business plan and cover operating deficits for the foreseeable future. The Company presently does not have any revenues, nor does it anticipate operating income in the near future. No assurances can be given that the Company will be able to obtain the necessary funding remain in operation. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects.

The Company's success is dependent upon a limited number of people.

The Company's business will be harmed if it is unable to manage growth.

The Company's business may experience periods of rapid growth that will place significant demands on its managerial, operational and financial resources. In order to manage this possible growth, the Company must continue to improve and expand its management, operational and financial systems and controls. The Company will need to expand, train and manage its employee base. No assurances can be given that the Company will be able to timely and effectively meet such demands. The Company's officers and directors may have conflicts of interest and do not devote full time to the Company's operations. In addition, the Company's officers do not devote full time to the Company's operations. Until such time that the Company can afford executive compensation commensurate with that being paid in the marketplace, its officers will not devote their full time and attention to the operations of the Company. No assurances can be given as to when the Company will be financially able to engage its officers on a full time basis.

Increased Costs Could Affect Profitability

Costs frequently are subject to variation from one year to the next due to a number of factors. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on the Company's profitability.

Government  regulation or changes in such  regulation may adversely  affect the Company's business.

The Company has and will, in the future, engage experts to assist it with respect to its operations. No assurances can be given that it will be successful in its efforts. Uncertainty and new regulations and rules could increase the Company's cost of doing business or prevent it from conducting its business.

Occurrence of Events for Which We Are Not Insured May Affect Our Cash Flow and Overall Profitability

The Company does not maintain insurance policies to protect against certain risks related to our operations because of the high premiums associated with insuring those risks. In other cases, insurance may not be available for certain risks. The Company does not maintain insurance policies against political risk. The occurrence of events for which the Company is not insured may affect our cash flow and overall profitability.

RISKS RELATED TO THE COMPANY'S COMMON STOCK

The Company does not expect to pay dividends in the foreseeable future. The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

"Penny stock" rules may make buying or selling the common stock difficult and severely limit their market and liquidity. Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Echo common stock and may cause the price of the common stock to decline.

Although publicly traded, the Company's common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future. Although the Company's common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

Item 2. Description of Property

The Company's current mailing address is 83 Stanley Rd., UN 1, Box 103, Woodville, Ontario, Canada K0M 2T0. The property consists of approximately 100 square feet of furnished office space. Other than this mailing address, we do not currently maintain any other office facilities. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plan.

Item 3. Legal Proceedings

There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) are a party or to which our property is subject and no such material proceedings are known by our management to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended September 30, 2009, covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) Market Information.  Our common stock, par value $0.0001 per share (the "Common  Stock"),  is traded on the OTC Bulletin  Board market under the symbol "EXTL." Our common stock is traded  sporadically and no established liquid trading market currently exists therefore.

The following table  represents the range of the high and low price for our Common Stock on the OTC Bulletin  Board for each fiscal quarter for the last two fiscal years ending September 30, 2008, and 2009, respectively.  These Quotations represent prices between dealers, may not include retail markups,  markdowns, or commissions and may not necessarily represent actual transactions.

Year 2008	High	Low

First Quarter	-	-
Second Quarter	4.00	0.60
Third Quarter	0.60	0.60
Fourth Quarter	0.60	0.60

Year 2009	High	Low

First Quarter	0.60	0.60
Second Quarter	0.60	0.60
Third Quarter	0.60	0.60
Fourth Quarter	0.60	0.60

(b)  Holders.  As of September 30, 2009,  there were  approximately nine hundred (900) holders of record of our common stock.

(c) Dividend  Policy.  We have not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Equity  Compensation  Plans.  We have not authorized  any  compensation plans (including  individual  compensation  arrangements) under which our equity securities  have been authorized for issuance as of the end of the most recently completed  fiscal year ended  December 31, 2005.

Recent Sales of Unregistered Securities.

We did not sell any  securities  during the period  covered by this  report that were not registered  under the  Securities  Act, which was not disclosed in our 10-Q.

Item 7. Management's Discussion and Analysis

Overview

The Company is a development stage company and has not yet generated or realized any revenues from business operations. The Company's auditors have issued a going concern opinion. This means that its auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins operations from a new business plan. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

Revenues

There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended September 30, 2009 nor 2008. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Operating Expenses

Operating  expenses decreased by $658 from $18,230 for the year ended September 30, 2008 to $17,572 for the year  ended September 30, 2009. The decrease in our net operating loss is due to the a decrease in general and administrative expenses.

Interest Expense

Interest expense for the years ended September 30, 2009 and 2008 were $30,641 and $26,384. The increase in our interest expense is due to the interest payable pursuant to the convertible line of credit including $15,000 increase in the outstanding balance.

Net Income/Loss

Net loss increased $3,599 from net operating loss of $44,614 for the year ended September 30, 2008 to a net operating loss of $48,213 for the year ended September 30, 2009. The increase in net operating loss is due to increased interest expense of the line of credit payable.

As of September 30, 2009, our accumulated deficit was $14,565,207.

Assets and Liabilities

Our total assets were $333 as of September 30, 2009. Our assets consisted  of cash of $333.

Total Current Liabilities as of September 30, 2009 were $109,962. Our line of credit payable totals $313,210 at September 30, 2009.

Plan of Operation

The Company's plan of operation for the next twelve months is to focus on developing and implementing a new business plan or locating a merger candidate.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $333. Our working capital is presently ($109,629) and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

For the year ended September 30, 2009, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate line of credit, to fund our cash.

As of September 30, 2009, we had cash of $333 and a working capital deficit of $109,629. As of September 30, 2009, we had no outstanding debt other than ordinary line of credit payable with accrued interest payable on the line of credit. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the line of credit, which we have a balance of $186,790 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Going Concern

We have suffered recurring losses from operations and are in serious need of additional financing. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing or, in the alternative, affect a merger or acquisition. Our continuation as a going concern depends upon our ability to generate sufficient cash flow to conduct our operations and our ability to obtain additional sources of capital and financing.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $422,839 at September 30, 2009 and net losses from operations of $48,213 and $44,614, respectively, for the years ended September 30, 2009 and 2008. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2009 and 2008.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 8. Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their reports by Larry O’Donnell, CPA, PC for the two years ended September 30, 2009 and 2008, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ExperTelligence, Inc.
Woodville, Ontario, Canada

I have audited the accompanying balance sheet of ExperTelligence, Inc. as of September 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and the period from inception, October 1, 2003 to September 30, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ExperTelligence, Inc.  as of September 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended and the period from inception, October 1, 2003 to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $14,565,207  through the period ended September 30, 2009.. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 4. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Larry O’Donnell, CPA, P.C.
January 12, 2010

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Balance Sheets
September 30,

	2009	2008

ASSETS
CURRENT ASSETS
Cash and equivalents	$333	$0
Promissory note receivable	0	0

Total current assets	333	0

PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0
Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$333	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and accrued liabilities	$2,747	$0
Accrued interest payable	107,215	76,574
Total current liabilities	109,962	76,574

Line of credit payable	313,210	298,052
Total long-term liabilities	313,210	298,052
Total liabilities	423,172	374,626

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001, authorized 300,000,000 shares; 25,104,818 issued and outstanding	2,510	2,510
Additional paid in capital in excess of par	14,139,858	14,139,858
Deficit accumulated during the development stage	(14,565,207)	(14,516,994)
Total stockholders’ equity	(422,839)	(374,626)
Total Liabilities and Stockholders’ Equity	$333	$0

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Operations
The Year Ended September 30,

	2009	2008	From October 1, 2003 (inception) through September 30, 2009

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	8,572	9,230	321,624
Professional fees	9,000	9,000	44,000

Total expenses	17,572	18,230	365,624

Interest expense	30,641	26,384	95,900

Net income (loss)	$(48,213)	$(44,614)	$(461,524)

Income (loss) per weighted average common share	$(0.01)	$(0.01)

Number of weighted average common shares outstanding	25,104,818	25,104,818

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Stockholders’ Equity

	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, Sept 30, 2002	2,343,180	$234	$11,399,832	$(9,226,896)	$2,173,170

Shares issued to settle debt	3,117,125	312	2,691,990	0	2,692,302

Net loss	0	0	0	(4,865,472)	(4,865,472)

BALANCE, September 30, 2003	5,460,305	546	14,091,822	(14,092,368)	0

Sale of stock for cash	19,644,513	1,964	48,036	0	50,000
Net loss	0	0	0	(50,000)	(50,000)

BALANCE, September 30, 2004	25,104,818	2,510	14,139,858	(14,142,368)	0

Net loss	0	0	0	(145,486)	(145,486)
BALANCE, September 30, 2005	25,104,818	2,510	14,139,858	(14,287,854)	(145,486)

Net loss	0	0	0	(80,265)	(80,265)
BALANCE, September 30, 2006	25,104,818	2,510	14,139,858	(14,368,119)	(225,751)

Net loss	0	0	0	(104,261)	(104,261)

BALANCE, September 30, 2007	25,104,818	2,510	14,139,858	(14,472,380)	(330,012)
Net loss	0	0	0	(44,614)	(44,614)
BALANCE, September 30, 2008	25,104,818	2,510	14,139,858	(14,516,994)	(374,626)
Net loss	0	0	0	(48,213)	(48,213)
ENDING BALANCE, September 30, 2009	25,104,818	$2,510	$14,139,858	$(14,565,207)	$(422,839)

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Year ended September 30,

			From October 1, 2003 (Inception) through
	2009	2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,213)	$(44,614)	$(461,524)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	0
Changes in operating assets and liabilities
Incr (decr) in accounts payable and accrued liabilities	2,747	0	2,747
Increase (decrease) in accrued interest payable	30,641	26,384	95,900
Net cash used by operating activities	(14,825)	(18,230)	(362,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Draw on line of credit	15,158	18,230	313,210
Proceeds from issuance of common stock	0	0	50,000
Net cash provided by financing activities	15,158	18,230	363,210
Net increase (decrease) in cash	333	0	333
CASH, beginning of period	0	0	0
CASH, end of period	$333	$0	$333

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       NONE

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

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

(2) Stockholders’ Equity The Company has authorized 300,000,000 shares of $0.0001 par common stock. At September 30, 2009 and 2008 there were 25,104,818 shares issued and outstanding..

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $461,524 expiring beginning September 30, 2028.  The amount recorded as deferred tax asset as of September 30, 2009 is approximately $112,000, which represents the amount of tax benefit of the loss carry-forward.  Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management’s valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

(3) Income Taxes, continued  the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance.

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $14,565,200 accumulated from March 31, 1980 (Inception) through September 30, 2009.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(5) Convertible Line of Credit Payable In October 2004, the Company entered into a line of credit with a third party, convertible into common stock at the discretion of the lender, for $250,000. This line of credit carries an 10% rate of interest. It is convertible into common stock at any time prior to repayment at a conversion rate of the lesser of 66 2/3 of the average closing price on the date of conversion or $0.01 per share, This line of credit carried an maturity date of December 31, 2008. As of September 30, 2008, $313,210 has been advanced under this line of credit. In August 2009, the Company received an extension of the maturity of the line of credit to December 31, 2010 and an increase in the line of credit to $500,000.

The accompanying notes are an integral part of the financial statements

Item 9. Changes  In  and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.

During 2009 we changed auditors from Lawrence Scharfman, CPA to Larry O’Donnell, CPA, PC.

Item 9A. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and ourChief Financial Officer, of the  effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SecuritiesExchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2009.

Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended September 30, 2009.

Management's Report on Internal Control Over Financial Reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; 2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that out receipts and expenditures are being made only in accordance with authorizations of our management and directors; and 3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of September 30, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Set forth  below is the names,  ages,  positions,  with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Jason Smart	29	Chief Executive Officer, President, Chief Financial Officer and Director(1)

Business Experience

Mr. Smart, age 29, owns and operates Strategic Consultants, Inc., (SCI), a market research company, based in Ontario, Canada. Mr. Smart has owned and operated this company since early 2000. SCI provides advertising assessment studies for both companies and products. The studies include focus on product and service awareness and satisfaction, competitive analysis of products and services, consumer analysis of product and services, specific customer satisfaction, imaging and positioning of products and services, pricing analysis of products and services and service quality and product/service development, as well as real estate projections.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors

Our director has received no compensation for his services as a director nor is reimbursed for his reasonable expenses incurred in attending board or committee meetings.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Involvement in Certain Legal Proceedings

Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-K, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

Conflicts of Interest

None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officers other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

Our officers, directors and principal shareholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the our other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any other affiliate of us except as described under Executive Compensation below.

Although management has no current plans to cause us to do so, it is possible that we may enter  into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by our current stockholders to the acquisition candidate or principals  thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving us would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain  other compensation paid or accrued, during the fiscal year ended September 30, 2009 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation		Awards	Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts Comp.	All Other
Jason Smart	2009	$0	0	0	0	0	0	0
	2008	$0	0	0	0	0	0	0
	2007	$0	0	0	0	0	0	0
	2006	$0	0	0	0	0	0	0

Compensation of Directors

We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended September 30, 2009, or the period ending on the date of this Report.

Termination of Employment and Change of Control Arrangement

There are no compensatory  plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiaries, or any change in control of us, or a change in the person's responsibilities following a changing in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2009, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding  shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

	Common Stock Beneficially Owned
Name and Address	Title of Class	Number	Percent
National Business Investors 500 S. Australian Ave., Suite 619 West Palm Beach, FL 33401	Common	15,002,718	59.8%
All Executive Officers and Directors as a Group (One (1) person)	Common	0	0%

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition,  shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the  information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person)  by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock  actually outstanding on January 12, 2010. As of January 12, 2010, there were 25,104,818 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of September 30, 2009, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed  transaction to which the Company is proposed to be a party:

          (A)  any director or officer;
          (B)  any proposed nominee for election as a director;
          (C)  any person who beneficially owns, directly or indirectly,  shares carrying more than 5% of the voting rights attached to our common stock; or
          (D)  any relative or spouse of any of the  foregoing  persons,  or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2008	$9,000	none	none	none
2007	$9,000	none	none	none

We have no formal audit committee. However, our entire Board of Directors (the "Board") is our defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended September 30, 2009 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2009, for filing with the Securities and Exchange Commission. The Board also approved the appointment of Larry O’Donnell, CPA, P.C. as independent auditors.

PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) The exhibits  required to be filed  herewith by Item 601 of  Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description
31.1 *	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Included herein

     (b) Reports on Form 8-K  During the last quarter of the fiscal year ended September 30, 2009, we did not file any reports on Form 8-K.

SIGNATURES

 In  accordance  with the Exchange Act, this report has been signed below by the  following  persons  on our behalf  and in the  capacities  and on the dates indicated.

ExperTelligence, Inc.

(Registrant)

Date: January 13, 2010

By: /s/ Jason Smart
Jason Smart, President and Director

Pursuant to the  requirements  of the  Exchange  Act,  this Report has been signed below by the  following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jason Smart	CEO, President & Director	January 13, 2010