Form 10-Q
period 2010-03-31
EXPERTELLIGENCE INC
filed 2010-05-17
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2010

Commission file no.: 0-11596

EXPERTELLIGENCE, INC.

(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

2101 Vista Pkwy. Ste. 292
West Palm Beach, FL	33411
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (561) 228 - 6148

Securities  registered under Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered
None	None

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

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes	☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 15, 2010, there were 50,104,818 shares of voting stock of the registrant issued  and outstanding.

PART I
ITEM 1.   FINANCIAL STATEMENTS

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2010	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$19,084	$333
Promissory note receivable	0	0

Total current assets	19,084	333

PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0

Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$19,084	$333

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,747	$2,747
Accrued interest payable	123,720	107,215

Total current liabilities	126,467	109,962

Line of credit payable	353,210	313,210
Total long-term liabilities	353,210	313,210
Total liabilities	479,677	423,172

STOCKHOLDERS= EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001, authorized 300,000,000 shares; 50,104,818 and 25,104,818 issued and outstanding	5,010	2,510
Additional paid in capital in excess of par	14,387,358	14,139,858
Deficit accumulated during the development stage	(14,852,961)	(14,565,207)

Total stockholders= equity	(460,593)	(422,839)

Total Liabilities and Stockholders= Equity	$19,084	$333

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Operations
Three And Six Months Ended March 31,
(unaudited)

	Three Months				Six Months				Period from Oct 1, 2003 (Inception) through
	2010		2009		2010		2009		March 31, 2010

REVENUES		$0		$0		$0		$0	$0

OPERATING EXPENSES
General and administrative		254,800		3,892		260,249		5,158	581,873
Professional fees		2,250		0		11,000		5,000	55,000
Interest expense		8,337		7,596		16,505		15,204	112,405

Total expenses		265,387		11,488		287,754		25,362	749,278

Net loss		$(265,387)		$(11,488)		$(287,754)		$(25,362)	$(749,278)

Basic net loss per weighted average share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Weighted average number of shares		50,104,818		25,104,818		50,104,818		25,104,818

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Stockholders= Equity

	Number of Common Shares	Common Stock	Add=tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders= Equity (Deficit)
INCEPTION BALANCE, Sept 30, 2002	2,343,180	$234	$11,399,832	$(9,226,896)	$2,173,170

Shares issued to settle debt	3,117,125	312	2,691,990	0	2,692,302

Net loss	0	0	0	(4,865,472)	(4,865,472)

BALANCE, September 30, 2003	5,460,305	546	14,091,822	(14,092,368)	0

Sale of stock for cash	19,644,513	1,964	48,036	0	50,000
Net loss	0	0	0	(50,000)	(50,000)

BALANCE, September 30, 2004	25,104,818	2,510	14,139,858	(14,142,368)	0

Net loss	0	0	0	(145,486)	(145,486)
BALANCE, September 30, 2005	25,104,818	2,510	14,139,858	(14,287,854)	(145,486)

Net loss	0	0	0	(80,265)	(80,265)
BALANCE, September 30, 2006	25,104,818	2,510	14,139,858	(14,368,119)	(225,751)

Net loss	0	0	0	(104,261)	(104,261)

BALANCE, September 30, 2007	25,104,818	2,510	14,139,858	(14,472,380)	(330,012)
Net loss	0	0	0	(44,614)	(44,614)
BALANCE, September 30, 2008	25,104,818	2,510	14,139,858	(14,516,994)	(374,626)
Net loss	0	0	0	(48,213)	(48,213)
BALANCE, September 30, 2009	25,104,818	2,510	14,139,858	(14,565,207)	(422,839)
Common shares issued for services	25,000,000	2,500	247,500	0	250,000
Net loss	0	0	0	(287,754)	(287,754)
ENDING BALANCE, March 31, 2010 (unaudited)	50,104,818	$5,010	$14,387,358	$(14,852,961)	$(460,593)

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Six Months Ended March 31,
(unaudited)

			From October 1, 2003 (Inception) through
	2010	2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(287,754)	$(25,362)	$(749,278)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	250,000	0	250,000
Changes in operating assets and liabilities
Incr (decr) in accounts payable and accrued liabilities	0	0	2,747
Increase (decrease) in accrued interest payable	16,505	15,204	112,405

Net cash used by operating activities	(21,249)	(10,158)	(384,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw on line of credit	40,000	10,158	353,210
Proceeds from issuance of common stock	0	0	50,000

Net cash provided by financing activities	40,000	10,158	403,210

Net increase (decrease) in cash	18,751	0	19,084

CASH, beginning of period	333	0	0

CASH, end of period	$19,084	$0	$19,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       NONE

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

(Information with regard to the six months ended March 31, 2010 and 2009 is unaudited)

(1) Summary of Significant Accounting Policies
       The Company  Expertelligence, Inc., (the Company), was incorporated on March 31, 1980, under the laws of the State of California. On June 26, 2006, the Company reincorporated in Nevada.

The Company is a United States public company and  trades on the Over-the-Counter Bulletin Board, (OTC:BB).  The Company is available as a public shell to be acquired or to merge with another entity.  The Company is considered to be in the development stage since October 1, 2003, and the accompanying financial statements represent those of a development stage company in accordance with SFAS No. 7, AAccounting and Reporting by Development Stage Enterprises.@

The following summarize the more significant accounting and reporting policies and practices of the Company:

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

c)  Net loss per share  Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The Company applies Statement of Financial Accounting Standards No. 128, AEarnings Per Share@ (FAS 128).

d) Fair value of financial instruments The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

e) Income taxes The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, AAccounting for Income Taxes@.  Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

f)  Interim financial information The financial statements for the six months ended March 31, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders= Equity  The Company has authorized 300,000,000 shares of $0.0001 par common stock. At March 31, 2010 and September 30, 2009 there were 50,104,818 and 25,104,818 shares issued and outstanding.. In March 2010 the Company issued 25,000,000 shares for services valued at $250,000, or $0.01 per share, the then current market value.

(3) Income Taxes  Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $749,278 expiring beginning September 30, 2028.  The amount recorded as deferred tax asset as of March 31, 2010 is approximately $210,000, which represents the amount of tax benefit of the loss carry-forward.

(3) Income Taxes, continued   Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management=s valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance.

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company=s financial position and operating results raise substantial doubt about the Company=s ability to continue as a going concern, as reflected by the net loss of $14,852,961 accumulated from March 31, 1980 (Inception) through March 31, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(5) Convertible Line of Credit Payable  In October 2004, the Company entered into a line of credit with a third party, convertible into common stock at the discretion of the lender, for $500,000. This line of credit carries an 10% rate of interest. It is convertible into common stock at any time prior to repayment at a conversion rate of the lesser of 66 2/3 of the average closing price on the date of conversion or $0.01 per share, This line of credit carried an maturity date of December 31, 2010. As of March 31, 2010, $353,210 has been advanced under this line of credit.

ITEM 2.    MANAGEMENT=S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

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

Comparison of Operating Results for the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Revenues

The Company did not generate any revenues from operations for the three months ended March 31, 2010 or 2009. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks  inherent in the establishment of a new business enterprise, including limited capital resources and cost  increases in services.

Operating Expenses

Operating expenses increased by $253,899 from $11,488 for the three months ended March 31, 2009 to $265,387 for the three months ended March 31, 2010. The increase in our net operating expenses is due to increased professional fees incurred and the issuance of 25,000,000 shares of common stock issued for services valued at $250,000.

Net Loss

Net loss increased by $253,899 from net loss of $11,488 for the three months ended March 31, 2009 to a net loss of $265,387 for the three months ended March 31, 2010. The increase in net operating loss is due to the increased professional fees incurred and the issuance of 25,000,000 shares of common stock issued for services valued at $250,000.

At March 31, 2010, our accumulated deficit was $14,852,961.

Assets and Liabilities

Our total assets were $19,084 at March 31, 2010. Our assets consist of cash of $19,084.

Total Current Liabilities are $126,467 at March 31, 2010. Our accrued interest on line of credit payable is $123,720.

Financial Condition, Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $19,084. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our line of credit to fund our cash requirements. we have been dependent upon our line of credit to fund our cash  requirements. Specifically, we have borrowed a total of $353,210 on this line. We therefore have $146,790 available to draw upon.

As of March 31, 2010, we had a working capital deficit of $107,383. At March 31, 2010, total liabilities were $479,677. This increase is attributable to borrowing to pay expenses. As of March 31, 2010, the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Plan of Operation

The Company's  plan of operation through September 30, 2010 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's business  strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale. The Company is seeking either a viable business plan or a suitable reverse merger candidate. No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

Comparison of Operating Results for the Six Months Ended March 31, 2010 to the Six Months Ended March 31, 2009

At March 31, 2010, our accumulated deficit was $14,852,961.

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Forward-Looking Statements

This Form 10-Q includes Aforward-looking statements@ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company=s business and operations, and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results or developments will conform with the Company=s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.  Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.  The Company assumes no obligations to update any such forward-looking statements.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In March 2010, the Company issued 25,000,000 shares of common stock for services valued at $250,000, or $0.01 per share, the then current market price. These shares are restricted under Rule 144.

ITEM 3.    DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending March 31, 2010, covered  by  this  report,  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

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

EXPERTELLIGENCE, INC.

Dated: May 17, 2010	By:	/s/ Jason Smart
Jason Smart
Chief Executive Officer,
Chief Financial Officer
President and Chairman of the Board