Form 10-Q
period 2010-06-30
EXPERTELLIGENCE INC
filed 2010-08-12
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2010

Commission file no.: 0-11596

EXPERTELLIGENCE, INC.

(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

2101 Vista Pkwy. Ste. 292
West Palm Beach, FL	33411
(Address of principal executive offices)	(Zip Code)

Issuer=s telephone number: (561) 228-6148

Securities  registered under Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered
None	None

Securities registered under Section 12(g) of the Act:s

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 11, 2010, 2010, there were 25,104,818 shares of voting stock of the registrant issued  and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Balance Sheets

	June 30, 2010	September 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$9,808	$333
Prepaid expenses	1,250	0

Total current assets	11,058	333
PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0
Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$11,058	$333

LIABILITIES AND STOCKHOLDERS= EQUITY
CURRENT LIABILITIES
Accounts Payable and accrued liabilities	$2,747	$2,747
Accrued interest payable	11,843	107,215

Total current liabilities	14,590	109,962

Line of credit payable	20,000	313,210
Total long-term liabilities	20,000	313,210
Total liabilities	34,590	423,172

STOCKHOLDERS= EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001, authorized 300,000,000 shares; 94,964,118 and 25,104,818 issued and outstanding, respectively	9,496	2,510
Additional paid in capital in excess of par	14,831,465	14,139,858
Deficit accumulated during the development stage	(14,864,493)	(14,565,207)

Total stockholders= equity	(23,532)	(422,839)
Total Liabilities and Stockholders= Equity	$11,058	$333

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Operations
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		Period from Oct 1, 2003 (Inception) through
	2010	2009	2010	2009	June 30, 2010

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	5,526	1,747	265,775	6,905	587,399
Professional fees	2,500	1,000	13,500	6,000	57,500
Interest expense	3,506	7,600	20,011	22,804	115,911

Total expenses	11,532	10,347	299,286	35,709	760,810

Net loss	$(11,532)	$(10,347)	$(299,286)	$(35,709)	$(760,810)
Basic net loss per weighted average share	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares	94,964,118	25,104,818	94,964,118	25,104,818

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Stockholders= Equity

	Number of Common Shares	Common Stock	Add=tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders= Equity (Deficit)
INCEPTION BALANCE, Sept 30, 2002	2,343,180	$234	$11,399,832	$(9,226,896)	$2,173,170

Shares issued to settle debt	3,117,125	312	2,691,990	0	2,692,302

Net loss	0	0	0	(4,865,472)	(4,865,472)

BALANCE, September 30, 2003	5,460,305	546	14,091,822	(14,092,368)	0

Sale of stock for cash	19,644,513	1,964	48,036	0	50,000
Net loss	0	0	0	(50,000)	(50,000)

BALANCE, September 30, 2004	25,104,818	2,510	14,139,858	(14,142,368)	0

Net loss	0	0	0	(145,486)	(145,486)
BALANCE, September 30, 2005	25,104,818	2,510	14,139,858	(14,287,854)	(145,486)

Net loss	0	0	0	(80,265)	(80,265)
BALANCE, September 30, 2006	25,104,818	2,510	14,139,858	(14,368,119)	(225,751)

Net loss	0	0	0	(104,261)	(104,261)

BALANCE, September 30, 2007	25,104,818	2,510	14,139,858	(14,472,380)	(330,012)
Net loss	0	0	0	(44,614)	(44,614)
BALANCE, September 30, 2008	25,104,818	2,510	14,139,858	(14,516,994)	(374,626)
Net loss	0	0	0	(48,213)	(48,213)
BALANCE, September 30, 2009	25,104,818	2,510	14,139,858	(14,565,207)	(422,839)
Common shares issued for services	25,000,000	2,500	247,500	0	250,000
Common shares issued to settle debt & interest	44,859,300	4,486	444,107	0	448,593
Net loss	0	0	0	(299,286)	(299,286)
ENDING BALANCE, June 30, 2010 (unaudited)	94,964,118	$9,496	$14,831,465	$(14,864,493)	$(23,532)

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Nine Months Ended June 30,		From October 1, 2003 (Inception) through
	2010	2009	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(299,286)	$(35,709)	$(760,810)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	250,000	0	250,000
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(1,250)	0	(1,250)
Incr (decrease) in accounts payable and accrued liabilities	0	2,747	2,747
Increase (decrease) in accrued interest payable	20,011	22,804	115,911
Net cash used by operating activities	(30,525)	(10,158)	(393,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw on line of credit	40,000	10,158	353,210
Proceeds from issuance of common stock	0	0	50,000
Net cash provided by financing activities	40,000	10,158	403,210
Net increase (decrease) in cash	9,475	0	9,808
CASH, beginning of period	333	0	0

CASH, end of period	$9,808	$0	$9,808
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Common stock issued to settle debt and accrued interest	$448,593	$0

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the nine months ended June 30, 2010 and 2009 is unaudited)

(1) Summary of Significant Accounting Policies

TheCompany Expertelligence, Inc., (the Company), was incorporated on March 31, 1980, under the laws of the State of California. On June 26, 2006, the Company reincorporated in Nevada.

The Company is a United States public company and  trades on the Over-the-Counter Bulletin Board, (OTC:BB).  The Company is available as a public shell to be acquired or to merge with another entity.  The Company is considered to be in the development stage since October 1, 2003, and the accompanying financial statements represent those of a development stage company in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.@

The following summarize the more significant accounting and reporting policies and practices of the Company:

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

c)  Net loss per share Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share@ (FAS 128).

d) Fair value of financial instruments The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

e) Income taxes The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes@.  Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

f)  Interim financial information The financial statements for the nine months ended June 30, 2009 and 2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2)
 Stockholders= Equity The Company has authorized 300,000,000 shares of $0.0001 par common stock. At June 30, 2010 and September 30, 2009 there were 50,104,818 and 25,104,818 shares issued and outstanding, respectively.

In March 2010 the Company issued 25,000,000 shares for services valued at $250,000, or $0.01 per share, the then current market value. In May 2010, the Company issued 44,859,300 shares of common stock to settle $333,210 of then outstanding convertible debt and $115,383 of accrued interest thereon, after a fairness hearing in the Circuit Court of the 18th Judicial Circuit, in and for Seminole County, Florida.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

(3)
 Income Taxes, continued   for income tax purposes of approximately $760,800 expiring beginning September 30, 2028.  The amount recorded as deferred tax asset as of June 30, 2010 is approximately $300,000, which represents the amount of tax benefit of the loss carry-forward.

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

(4)
 Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company=s financial position and operating results raise substantial doubt about the Company=s ability to continue as a going concern, as reflected by the net loss of $14,864,500 accumulated from March 31, 1980 (Inception) through June 30, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(5)
 Convertible Line of Credit Payable In October 2004, the Company entered into a line of credit with a third party, convertible into common stock at the discretion of the lender, for $250,000. This line of credit carries an 10% rate of interest. It is convertible into common stock at any time prior to repayment at a conversion rate of the lesser of 66 2/3 of the average closing price on the date of conversion or $0.01 per share, This line of credit carried an maturity date of December 31, 2008. In August 2009, the Company received an extension of the maturity of the line of credit to December 31, 2010 and an increase in the line of credit to $500,000. As of June 30, 2010, $20,000 has been advanced under this line of credit. In May 2010, the Company issued 44,859,300 shares of common stock to settle $333,210 of then outstanding convertible debt and $115,383 of accrued interest thereon, after a fairness hearing in the Circuit Court of the 18th Judicial Circuit, in and for Seminole County, Florida.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company had no revenues for the three and  nine months ended June 30, 2010 and 2009, respectively.

The Company expended $11,532 and $10,347; and $299,286 and $35,709, for the three and  nine months ended June 30, 2010 and 2009, respectively, on operating expenses.

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

Liquidity and Capital Resources

At June 30, 2010, the Company had working capital of ($124,118).

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

Net Operating Losses

The Company has net operating loss carry-forwards of $760,800, expiring beginning September 30, 2028.  Until the Company=s current operations begin to produce earnings, it is unclear whether the Company can utilize such carry-forwards.

Plan of Operation

The Company is seeking either a viable business plan or a suitable reverse merger candidate.

At June 30, 2010, we had cash and cash equivalents of $9,808. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our line of credit to fund our cash  requirements . In August 2009, the Company received an extension of the maturity of the line of credit to December 31, 2010 and an increase in the line of credit to $500,000.  Specifically,  we have borrowed a total of $20,000 on this line We therefore have $480,000 available to draw upon.

    As of June 30, 2010, we had a working capital deficit of $3,532. The Company will seek funds from possible investors, lenders, strategic and joint  venture partners and financing  to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

        No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

        The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements@ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company=s business and operations, and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results or developments will conform with the Company=s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.  Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.  The Company assumes no obligations to update any such forward-looking statements.

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

        In May 2010, the Company issued 44,859,300 shares of common stock to settle $333,210 of then outstanding convertible debt and $115,383 of accrued interest thereon, after a fairness hearing in the Circuit Court of the 18th Judicial Circuit, in and for Seminole County, Florida.

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted  during the quarter ending June 30, 2010, covered  by  this  report  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

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

EXPERTELLIGENCE, INC.
Dated: August 12, 2010

By:	/s/ Francisco Terreforte
Francisco Terreforte
Chief Executive Officer,
Chief Financial Officer
President and Chairman of the Board