Form 10-K
period 2010-09-30
EXPERTELLIGENCE INC
filed 2011-01-13
CIK 723533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

Registrant's telephone number, including area code: (561) 228-6148

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒
Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.Yes ☒   No ☐

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☒   No ☐

Of the 94,964,138 shares of voting stock of the registrant issued and outstanding as of October 29, 2010, 10,102,100 shares were held by non-affiliates. The aggregate market value of the voting  stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on October 29, 2010: US$101,021.

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

(b) Business of the Company

The Company reverted to the development stage effective October 1, 2003, and has not yet generated or realized any revenues from business operations since that date. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended September 30, 2010. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop an new business plan, which is as yet undetermined We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "EXTL" include ExperTelligence, Inc., a Nevada corporation. Our principal place of business is 83 Stanley Rd., UN 1, Box 103, Woodville, Ontario, Canada K0M 2T0, and our telephone number at that address is (416) 554-6546.

Employees

As of September 30, 2010, we do not have any employees. We anticipate hiring employees over the next twelve months if we are successful in implementing our plan of operations. Presently, the Company does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.

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

Item 2. Description of Property

The Company's current mailing address is 2101 Vista Pkwy. Ste 292, West Palm Beach, FL 33411.   The property  consists of approximately 100 square feet of finished office space. Other than this mailing address, we do not currently maintain any other office facilities. We pay no rent or other fees for the use of the mailing address as these offices are used virtually  full-time by other  businesses of our  shareholder.  We believe that the  foregoing  space is adequate to meet our current needs and anticipate  moving our offices during the next twelve (12) months if we are able to execute our business plan.

Item 3. Legal Proceedings

There are no material legal proceedings to which we (or any of our officers and directors in their  capacities as such) are a party or to which our property is subject and no such material  proceedings  are known by our  management to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

No  matter  was  submitted  to a vote  of  our  shareholders,  through  the solicitation  of proxies or  otherwise  during the fourth  quarter of our fiscal year ended September 30, 2010, covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) Market Information.  Our common stock, par value $0.001 per share (the "Common  Stock"),  is traded on the OTC Bulletin  Board market under the symbol "EXTL." Our common stock is traded  sporadically and no established liquid trading market currently exists therefore.

The following table  represents the range of the high and low price for our Common Stock on the OTC Bulletin  Board for each fiscal quarter for the last two fiscal years ending September 30, 2009, and 2010, respectively.  These Quotations represent prices between dealers, may not include retail markups,  markdowns, or commissions and may not necessarily represent actual transactions.

Year 2009	High	Low

First Quarter	0.6	0.6
Second Quarter	0.6	0.6
Third Quarter	0.6	0.6
Fourth Quarter	0.6	0.6

Year 2010	High	Low

First Quarter	0.6	0.01
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

(b)  Holders.  As of September 30, 2010,  there were  approximately twelve hundred (1,200) holders of record of our common stock.

(c) Dividend  Policy.  We have not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Equity  Compensation  Plans.  We have not authorized  any  compensation plans (including  individual  compensation  arrangements) under which our equity securities  have been authorized for issuance as of the end of the most recently completed  fiscal year ended September 30, 2010.

Recent Sales of Unregistered Securities.

We did not sell any securities during the period covered by this report that were not registered  under the Securities Act.

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

Results of Operations

Revenues

There is no historical financial information about the Company upon which to base an  evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended September 30, 2010 nor 2009. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Operating Expenses

Operating  expenses increased by $267,422 from $17,572 for the year ended September 30, 2009 to $584,994 for the year ended September 30, 2010. The increase in our net operating loss is due to the an increase in general and administrative expenses.

Interest Expense

Interest expense for the years ended September 30, 2010 and 2009 were $20,504 and $30,641.  The decrease in our interest expense is due to the interest payable pursuant to the convertible line of credit and accrued interest including a $448,593 decrease in the outstanding balance.

Net Income/Loss

Net loss increased $257,285 from net operating loss of $48,213 for the year ended September 30, 2009 to a net operating  loss of $305,498 for the year ended September 30, 2010. The increase in net operating loss is due to an increase in general and administrative expenses.

As of September 30, 2010, our accumulated deficit was $14,870,704.

Assets and Liabilities

Our total assets were $5,339 as of September 30, 2010. Our assets consisted  of cash of $5,339.

Total Current Liabilities as of September 30, 2010 were $15,082. Our line of credit payable totals $20,000 at September 30, 2010.

Plan of Operation

The  Company's  plan of operation for the next twelve months is to focus on developing and implementing a new business plan or locating a merger candidate.

Financial Condition, Liquidity and Capital Resources

At September 30, 2010, we had cash and cash  equivalents of $5,339. Our working capital is presently ($9,743) and there can be no assurance that our financial  condition  will improve.  We expect to continue to have minimal  working  capital or a working  capital  deficit as a result of our current liabilities.

For the year ended September 30, 2010, we have not generated cash flow from operations.  Consequently, we have been dependent upon a third party non-affiliate line of credit, to fund our cash.

As of September 30, 2010, we had cash of $5,339 and a working capital deficit of $9,743. As of September 30, 2010, we had no outstanding debt other than ordinary line of credit payable with accrued interest payable on the line of credit. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term  operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the line of credit, which we have a balance of $480,000  to draw for working capital. For long-term liquidity, we believe that  we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $767,022 at September 30, 2010 and net losses  from operations of $305,498 and  $48,213,  respectively, for the years ended September 30, 2010 and 2009. These conditions raise  substantial doubt about our ability to continue as a going  concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss  attributable to common shareholders by the weighted-average number of common shares  outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential  common shares outstanding unless consideration of such dilutive potential common shares  would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2010 and 2009.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 8. Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their reports by Larry O’Donnell, CPA, PC for the year ended September 30, 2009and by Malcolm Pollard, Inc. for the year ended September 30, 2010, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ExperTelligence, Inc.
West Palm Beach, FL

I have audited the accompanying balance sheets of ExperTelligence, Inc. as of September 30, 2010, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ExperTelligence, Inc. as of September 30, 2010, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ExperTelligence, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, ExperTelligence, Inc. has suffered recurring losses from operations which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malcolm Pollard, Inc.

December 31 , 2010
Erie, PA

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Balance Sheets
September 30,

	2010	2009

ASSETS
CURRENT ASSETS
Cash and equivalents	$1,589	$333
Prepaid expenses	3,750	0

Total current assets	5,339	333

PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0

Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$5,339	$333

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and accrued liabilities	$2,747	$2,747
Accrued interest payable	12,335	107,215

Total current liabilities	15,082	109,962

Line of credit payable	20,000	313,210
Total long-term liabilities	20,000	313,210
Total liabilities	35,082	423,172

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001, authorized 300,000,000 shares; 94,964,138 and 25,104,818 issued and outstanding	9,496	2,510
Additional paid in capital in excess of par	14,831,465	14,139,858
Deficit accumulated during the development stage	(14,870,704)	(14,565,207)

Total stockholders’ equity	(29,743)	(422,839)

Total Liabilities and Stockholders’ Equity	$5,339	$333

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Operations
For The Year Ended September 30,

	2010	2009	From October 1, 2003 (inception) through September 30, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	269,244	8,572	590,868
Professional fees	15,750	9,000	59,750

Total expenses	284,994	17,572	650,618

Interest expense	20,504	30,641	116,404

Net income (loss)	$(305,498)	$(48,213)	$(767,022)

Income (loss) per weighted average common share	$(0.01)	$(0.01)

Number of weighted average common shares outstanding	66,942,418	25,104,818

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Stockholders’ Equity

	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, Sept 30, 2002	2,343,180	$234	$11,399,832	$(9,226,896)	$2,173,170

Shares issued to settle debt	3,117,125	312	2,691,990	0	2,692,302

Net loss	0	0	0	(4,865,472)	(4,865,472)

BALANCE, September 30, 2003	5,460,325	546	14,091,822	(14,092,368)	0

Sale of stock for cash	19,644,513	1,964	48,036	0	50,000
Net loss	0	0	0	(50,000)	(50,000)

BALANCE, September 30, 2004	25,104,838	2,510	14,139,858	(14,142,368)	0

Net loss	0	0	0	(145,486)	(145,486)
BALANCE, September 30, 2005	25,104,838	2,510	14,139,858	(14,287,854)	(145,486)

Net loss	0	0	0	(80,265)	(80,265)
BALANCE, September 30, 2006	25,104,838	2,510	14,139,858	(14,368,119)	(225,751)

Net loss	0	0	0	(104,261)	(104,261)

BALANCE, September 30, 2007	25,104,838	2,510	14,139,858	(14,472,380)	(330,012)
Net loss	0	0	0	(44,614)	(44,614)
BALANCE, September 30, 2008	25,104,838	2,510	14,139,858	(14,516,994)	(374,626)
Net loss	0	0	0	(48,213)	(48,213)
BALANCE, September 30, 2009	25,104,838	2,510	14,139,858	(14,565,207)	(422,839)
Common shares issued for services	25,000,000	2,500	247,500	0	250,000
Common shares issued to settle debt & interest	44,859,300	4,486	444,107	0	448,593
Net loss	0	0	0	(305,498)	(305,498)
ENDING BALANCE, September 30, 2010	94,964,138	$9,496	$14,831,465	$(14,870,705)	$(29,744)

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Year ended September 30,

			From October 1, 2003 (Inception) through
	2010	2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(305,498)	$(48,213)	$(767,022)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	250,000	0	250,000
Changes in operating assets and liabilities
(Incr) decr in prepaid expenses	(3,750)	0	(3,750)
Incr (decr) in accounts payable and accrued liabilities	0	2,747	2,747
Increase (decrease) in accrued interest payable	20,504	30,641	116,404

Net cash used by operating activities	(38,744)	(14,825)	(401,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw on line of credit	40,000	15,158	353,210
Proceeds from issuance of common stock	0	0	50,000

Net cash provided by financing activities	40,000	15,158	403,210

Net increase (decrease) in cash	1,256	333	1,589

CASH, beginning of period	333	0	0

CASH, end of period	$1,589	$333	$1,589

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

(2) Stockholders’ Equity The Company has authorized 300,000,000 shares of $0.0001 par common stock. At September 30, 2009 and 2008 there were 94,964,118 and 25,104,838 shares issued and outstanding.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $767,022 expiring beginning September 30, 2028.  The amount recorded as deferred tax asset as of September 30, 2010 is approximately $300,000, which represents the amount of tax benefit of the loss carry-forward.  Deferred tax assets are reduced by a

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

(3) Income Taxes, continued  valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management’s valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance.

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $14,870,700 accumulated from March 31, 1980 (Inception) through September 30, 2010. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(5) Convertible Line of Credit Payable  In October 2004, the Company entered into a line of credit with a third party, convertible into common stock at the discretion of the lender, for $250,000. This line of credit carries an 10% rate of interest. It is convertible into common stock at any time prior to repayment at a conversion rate of the lesser of 66 2/3 of the average closing price on the date of conversion or $0.01 per share, This line of credit carried an maturity date of December 31, 2008. In August 2009, the Company received an extension of the maturity of the line of credit to December 31, 2010 and an increase in the line of credit to $500,000. As of September 30, 2010, $20,000 has been advanced under this line of credit. In May 2010, the Company issued 44,859,300 shares of common stock to settle $333,210 of then outstanding convertible debt and $115,383 of accrued interest thereon, after a fairness hearing in the Circuit Court of the 18th Judicial Circuit, in and for Seminole County, Florida.

Item 9. Changes  In  and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.

During 2009 we changed auditors from Lawrence Scharfman, CPA to Larry O’Donnell, CPA, PC.  In October 2010 we changed auditors from Larry O’Donnell, CPA, P.C. to Malcolm Pollard, Inc.  In a letter from the SEC dated December 30, 2010, we were informed that the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Larry O’Donnell, CPA, P.C.  Our new auditor, Malcolm Pollard, Inc., is in the process of re-auditing fiscal year-end 2009.

Item 9A. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the  effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2009.

Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended September 30, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria established in  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO"). Based on our assessment, we believe that, as of September 30, 2010, our internal  control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Set forth  below is the names,  ages,  positions,  with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Francisco Terreforte	39	Chief Executive Officer, President, Chief Financial Officer and Director(1)

Business Experience

J. Francisco Terreforte, age 39, Sole Officer and Director, is currently an independent Consultant to several companies, specifically in the mortgage and realty investment sector.  Prior to becoming an independent Consultant, Mr. Terreforte oversaw the Mortgage Administration Division of Central Florida Investments, Inc.  Mr. Terreforte was with Central Florida Investments for eight (8) years.  Mr. Terreforte holds a Bachelor's Degree in Business Administration from the A.G.M - University of Puerto Rico and is fluent is Spanish.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain  other compensation paid or accrued, during the fiscal year ended December 31, 2008 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation					Long Term Compensation		Awards	Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts Comp.	All Other

Jason Smart	2010	$0	0	0	0	0	0	0
CEO	2009	$0	0	0	0	0	0	0
	2008	$0	0	0	0	0	0	0
	2007	$0	0	0	0	0	0	0

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended September 30, 2010, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2010, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding  shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Common Stock
Beneficially Owned

Name and Address	Title of Class	Number	Percent

National Business Investors 500 S. Australian Ave., Suite 619 West Palm Beach, FL 33401	Common	15,002,718	15.8%

All Executive Officers and Directors as a Group (One (1) person)	Common	0	0%

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition,  shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the  information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person)  by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock  actually outstanding on October 20, 2010. As of October 20, 2010, there were 94,964,118  shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of September 30, 2010, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2009	$9,000	none	none	none
2008	$9,000	none	none	none

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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended September 30, 2010 with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2010, for filing with the Securities and Exchange Commission.  The Board also approved the reappointment of Malcolm Pollard, Inc. as independent auditors.

PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) The exhibits  required to be filed  herewith by Item 601 of  Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description
31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________

*    Included herein

     (b) Reports on Form 8-K  During the last quarter of the fiscal year ended September 30, 2010, we did not file any reports on Form 8-K.

SIGNATURES

 In  accordance  with the Exchange Act, this report has been signed below by the  following  persons  on our behalf  and in the  capacities  and on the dates indicated.

ExpeTelligence, Inc.
(Registrant)

Date: January 12, 2011	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte, President and Director

Pursuant to the  requirements  of the  Exchange  Act,  this Report has been signed below by the  following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Francisco Terreforte	CEO, President & Director	January 12, 2011