Form 10-Q
period 2010-12-31
EXPERTELLIGENCE INC
filed 2011-02-15
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2010

Commission file no.: 0-11596

EXPERTELLIGENCE, INC.

(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

2101 Vista Pkwy. Ste. 292
West Palm Beach, FL	33411
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (561) 228-6148

Securities  registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
  ☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of January 29, 2011, there were 94,964,138 shares of voting stock of the registrant issued  and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Balance Sheets
	December 31, 2010	September 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$7,031	$1,589
Promissory note receivable	1,250	3,750

Total current assets	8,281	5,339

PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0

Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$8,281	$5,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and accrued liabilities	$2,747	$2,747
Accrued interest payable	13,092	12,335

Total current liabilities	15,839	15,082

Line of credit payable	40,000	20,000
Total long-term liabilities	40,000	20,000
Total liabilities	55,839	35,082

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001, authorized 300,000,000 shares; 94,964,138 issued and outstanding	9,496	9,496
Additional paid in capital in excess of par	14,831,465	14,831,465
Deficit accumulated during the development stage	(14,888,519)	(14,870,704)

Total stockholders’ equity	(47,558)	(29,743)

Total Liabilities and Stockholders’ Equity	$8,281	$5,339

These accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Operations
Three Months Ended December 31,
(unaudited)
			Period from Oct 1, 2003 (Inception) through
	2010	2009	Dec 31, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
General and administrative	7,809	5,448	598,677
Professional fees	9,250	8,750	69,000
Interest expense	756	8,169	117,160

Total expenses	17,815	22,367	784,837

Net loss	$(17,815)	$(22,367)	$(784,837)

Basic net loss per weighted average share	$0.00	$0.00

Weighted average number of shares	94,964,138	25,104,818

These accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Stockholders’ Equity
	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, Sept 30, 2002	2,343,180	$234	$11,399,832	$(9,226,896)	$2,173,170

Shares issued to settle debt	3,117,125	312	2,691,990	0	2,692,302

Net loss	0	0	0	(4,865,472)	(4,865,472)

BALANCE, September 30, 2003	5,460,325	546	14,091,822	(14,092,368)	0

Sale of stock for cash	19,644,513	1,964	48,036	0	50,000
Net loss	0	0	0	(50,000)	(50,000)

BALANCE, September 30, 2004	25,104,838	2,510	14,139,858	(14,142,368)	0

Net loss	0	0	0	(145,486)	(145,486)
BALANCE, September 30, 2005	25,104,838	2,510	14,139,858	(14,287,854)	(145,486)

Net loss	0	0	0	(80,265)	(80,265)
BALANCE, September 30, 2006	25,104,838	2,510	14,139,858	(14,368,119)	(225,751)

Net loss	0	0	0	(104,261)	(104,261)

BALANCE, September 30, 2007	25,104,838	2,510	14,139,858	(14,472,380)	(330,012)
Net loss	0	0	0	(44,614)	(44,614)
BALANCE, September 30, 2008	25,104,838	2,510	14,139,858	(14,516,994)	(374,626)
Net loss	0	0	0	(48,213)	(48,213)
BALANCE, September 30, 2009	25,104,838	2,510	14,139,858	(14,565,207)	(422,839)
Common shares issued for services	25,000,000	2,500	247,500	0	250,000
Common shares issued to settle debt & interest	44,859,300	4,486	444,107	0	448,593
Net loss	0	0	0	(305,498)	(305,498)
BALANCE, September 30, 2010	94,964,138	9,496	14,831,465	(14,870,705)	(29,744)
Net loss	0	0	0	(17,815)	(17,815)
ENDING BALANCE, December 31, 2010 (unaudited)	94,964,138	$9,496	$14,831,465	$(14,888,520)	$(47,559)

These accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Three Months Ended December 31,
(unaudited)
			From October 1, 2003 (Inception) through
	2010	2009	December 31, 2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,815)	$(22,367)	$(784,837)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	0	250,000
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	2,500	0	(1,250)
Increase (decr) in accounts payable and accrued liabilities		0	2,747
Increase (decrease) in accrued interest payable	757	8,168	117,161

Net cash used by operating activities	(14,558)	(14,199)	(416,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw on line of credit	20,000	20,000	373,210
Proceeds from issuance of common stock	0	0	50,000

Net cash provided by financing activities	20,000	20,000	423,210

Net increase (decrease) in cash	5,442	5,801	7,031

CASH, beginning of period	1,589	333	0

CASH, end of period	$7,031	$6,134	$7,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       NONE

The accompanying notes are an integral part of the financial statements

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the three months ended December 31, 2010 and 2009 is unaudited)

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

f)  Interim financial information The financial statements for the three months ended December 31, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders’ Equity The Company has authorized 300,000,000 shares of $0.0001 par common stock. At December 31, 2010 and September 30, 2010 there were 94,964,138 shares issued and outstanding..

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

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes.  The Company had net operating loss carry-forwards for income tax purposes of approximately $784,900 expiring beginning September 30, 2031.  The amount recorded as deferred tax asset as of December 30, 2010 is approximately $314,000, which represents the amount of tax benefit of the loss carry-forward. Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management’s valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets. The difference between income taxes and the amount computed by applying the federal statutory tax rate to the loss before income taxes is due to an increase in the deferred tax asset valuation allowance.

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $14,888,500 accumulated from March 31, 1980 (Inception) through December 31, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(5) Convertible Line of Credit Payable In October 2004, the Company entered into a line of credit with a third party, convertible into common stock at the discretion of the lender, for $250,000. This line of credit carries an 10% rate of interest. It is convertible into common stock at any time prior to repayment at a conversion rate of the lesser of 66 2/3 of the average closing price on the date of conversion or $0.01 per share, This line of credit carried an maturity date of December 31, 2008. In August 2009, the Company received an extension of the maturity of the line of credit to December 31, 2013 and an increase in the line of credit to $500,000. As of December 31, 2010, $40,000 has been advanced under this line of credit. In May 2010, the Company issued 44,859,300 shares of common stock to settle $333,210 of then outstanding convertible debt and $115,383 of accrued interest thereon, after a fairness hearing in the Circuit Court of the 18th Judicial Circuit, in and for Seminole County, Florida.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company had no revenues for the three months ended December 31, 2010 and 2009, respectively.

The Company expended $17,815 and $22,367, for the three months ended December 31, 2010 and 2009, respectively, on operating expenses.

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

Liquidity and Capital Resources

At December 31, 2010, the Company had a working capital deficit of $7,558.

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

Net Operating Losses

The Company has net operating loss carry-forwards of $784,800, expiring beginning September 30, 2031.  Until the Company’s current operations begin to produce earnings, it is unclear whether the Company can utilize such carry-forwards.

1

Plan of Operation

The Company is seeking either a viable business plan or a suitable reverse merger candidate.

At December 31, 2010, we had cash and cash equivalents of $7,031. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our line of credit to fund our cash  requirements.  Specifically,  we have borrowed a total of $40,000 on this line. We therefore have $460,000 available to draw upon.

As of December 31, 2010, we had a working capital deficit of $7,558. The Company will seek funds from possible investors, lenders, strategic and joint  venture partners and financing  to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

No matter was submitted during the quarter ending December 31, 2010, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

12/10/10 - change in auditor
12/10/10 - change in management

3

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EXPERTELLIGENCE, INC.

Dated: February 15, 2011	By:	/s/ Francisco Terreforte
Francisco Terreforte
Chief Executive Officer, Chief Financial Officer President and Chairman of the Board

4