Form 10-K/A
period 2010-09-30
EXPERTELLIGENCE INC
filed 2011-02-16
CIK 723533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
AMENDMENT NO. 1

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

Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "EXTL" include ExperTelligence, Inc., a Nevada corporation. Our principal place of business is 2101 Vista Pkwy., Suite 292, West Palm Beach, FL 33411, and our telephone number at that address is (561) 228-6148.

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

Item 2. Description of Property

The Company's current mailing address is 2101 Vista Pkwy., Suite 292, West Palm Beach, FL 33411. The property consists of approximately 100 square feet of finished office space. Other than this mailing address, we do not currently maintain any other office facilities. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plan.

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

Year 2009	High	Low

First Quarter	0.60	0.60
Second Quarter	0.60	0.60
Third Quarter	0.60	0.60
Fourth Quarter	0.60	0.60

Year 2010	High	Low

First Quarter	0.60	0.01
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their report by Malcolm Pollard, Inc. for the year ended September 30, 2010, who is in the process of re-auditing the year ended September 30, 2009, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ExperTelligence, Inc.
West Palm Beach, FL

I have audited the accompanying balance sheets of ExperTelligence, Inc. as of September 30, 2010, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended and for the period from October 1, 2003 through September 30, 2010 (since inception).  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ExperTelligence, Inc. as of September 30, 2010, and the results of their operations and cash flows for the year then ended and for the period from October 1, 2003 through September 30, 2010 (since inception), in conformity with accounting principles generally accepted in the United States of America.

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

December 31, 2010
Erie, PA

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Balance Sheets
September 30,
	2010	2009
		(Unaudited)
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

The accompanying notes are an integral part of the financial statements.

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Operations
For The Year Ended September 30,
	2010	2009	From October 1, 2003 (inception) through September 30, 2010
		(unaudited)
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

The accompanying notes are an integral part of the financial statements.

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Stockholders’ Equity

	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
INCEPTION BALANCE, Sept 30, 2002	2,343,180	$234	$11,399,832	$(9,226,896)	$2,173,170

Shares issued to settle debt	3,117,125	312	2,691,990	0	2,692,302

Net loss	0	0	0	(4,865,472)	(4,865,472)

BALANCE, September 30, 2003	5,460,325	546	14,091,822	(14,092,368)	0

Sale of stock for cash	19,644,513	1,964	48,036	0	50,000
Net loss	0	0	0	(50,000)	(50,000)

BALANCE, September 30, 2004	25,104,838	2,510	14,139,858	(14,142,368)	0

Net loss	0	0	0	(145,486)	(145,486)
BALANCE, September 30, 2005	25,104,838	2,510	14,139,858	(14,287,854)	(145,486)

Net loss	0	0	0	(80,265)	(80,265)
BALANCE, September 30, 2006	25,104,838	2,510	14,139,858	(14,368,119)	(225,751)

Net loss	0	0	0	(104,261)	(104,261)

BALANCE, September 30, 2007	25,104,838	2,510	14,139,858	(14,472,380)	(330,012)
Net loss	0	0	0	(44,614)	(44,614)
BALANCE, September 30, 2008	25,104,838	2,510	14,139,858	(14,516,994)	(374,626)
Net loss	0	0	0	(48,213)	(48,213)
BALANCE, September 30, 2009 (unaudited)	25,104,838	2,510	14,139,858	(14,565,207)	(422,839)
Common shares issued for services	25,000,000	2,500	247,500	0	250,000
Common shares issued to settle debt & interest	44,859,300	4,486	444,107	0	448,593
Net loss	0	0	0	(305,498)	(305,498)
ENDING BALANCE, September 30, 2010	94,964,138	$9,496	$14,831,465	$(14,870,705)	$(29,744)

The accompanying notes are an integral part of the financial statements.

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Year ended September 30,
			From October 1, 2003 (Inception) through
	2010	2009	September 30, 2010
		(unaudited)

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       NONE

The accompanying notes are an integral part of the financial statements.

EXPERTELLIGENCE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with respect to the year ended September 30, 2009 is unaudited)

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Set forth  below is the names,  ages,  positions,  with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Francisco Terreforte	40	Chief Executive Officer, President, Chief Financial Officer and Director(1)

Business Experience

J. Francisco Terreforte, age 40, Sole Officer and Director, is currently an independent Consultant to several companies, specifically in the mortgage and realty investment sector. Prior to becoming an independent Consultant, Mr. Terreforte oversaw the Mortgage Administration Division of Central Florida Investments, Inc. Mr. Terreforte was with Central Florida Investments for eight (8) years. Mr. Terreforte holds a Bachelor's Degree in Business Administration from the A.G.M - University of Puerto Rico and is fluent is Spanish.

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

SUMMARY COMPENSATION TABLE

Annual Compensation					LongTerm Compensation		Awards	Payouts

Name and				Other	Restricted	Securities	LTIP
Principal				Annual	Stock	Underlying	Payouts	All
Position	Year	Salary	Bonus	Compensation	Awards	Options/SARs	Comp.	Other

Jason Smart	2010	$0	0	0	0	0	0	0
CEO	2009	$0	0	0	0	0	0	0
	2008	$0	0	0	0	0	0	0
	2007	$0	0	0	0	0	0	0

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

Common Stock Beneficially Owned

Name and Address	Title of Class	Number	Percent

National Business Investors	Common	15,002,718	15.8%
500 S. Australian Ave., Suite 619
West Palm Beach, FL 33401

All Executive Officers and	Common	0	0%
Directors as a Group
(One (1) person)

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
Date: February 16, 2011

By:	/s/ J. Francisco Terreforte J. Francisco Terreforte, President and Director

Pursuant to the  requirements  of the  Exchange  Act,  this Report has been signed below by the  following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Francisco Terreforte	CEO, President & Director	February 16, 2011