Form 10-K/A
period 2010-09-30
EXPERTELLIGENCE INC
filed 2011-02-28
CIK 723533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
AMENDMENT NO. 2

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ExperTelligence, Inc.
West Palm Beach, FL

I have audited the accompanying balance sheets of ExperTelligence, Inc. as of September 30, 2010 and 2009 , and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended and for the period from October 1, 2003 through September 30, 2010 (since inception).  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ExperTelligence, Inc. as of September 30, 2010 and 2009, and the results of their operations and cash flows for the year then ended and for the period from October 1, 2003 through September 30, 2010 (since inception), in conformity with accounting principles generally accepted in the United States of America.

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

February 28, 2011
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
Date: February 28, 2011

By:	/s/ J. Francisco Terreforte J. Francisco Terreforte, President and Director

Pursuant to the  requirements  of the  Exchange  Act,  this Report has been signed below by the  following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Francisco Terreforte	CEO, President & Director	February 28, 2011