Form 10-K/A
period 2010-09-30
EXPERTELLIGENCE INC
filed 2011-03-30
CIK 723533

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their report by Malcolm Pollard, Inc. for the year ended September 30, 2010, and the year ended September 30, 2009, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

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

Malcolm Pollard, Inc.

December 31, 2010
Erie, PA

Report of Independent Registered Public Accounting Firm

Board of Directors
Expertelligence,Inc.
West Palm Beach, FL

We have audited the accompanying balance sheet of Expertelligence,Inc. as of September 30, 2009, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended September 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2009 and  the results of its operations, changes in shareholders’ equity,  and its cash flows for the year ended September 30, 2009, in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
February 28, 2011

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

During 2010 we changed auditors from Larry O’Donnell, CPA, PC to Malcolm Pollard, Inc.

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
Date: March 30, 2011

By:	/s/ J. Francisco Terreforte J. Francisco Terreforte, President and Director

Pursuant to the  requirements  of the  Exchange  Act,  this Report has been signed below by the  following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Francisco Terreforte	CEO, President & Director	March 30, 2011