Form 10-Q
period 2011-03-31
Pay Mobile, Inc
filed 2011-05-12
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2011

Commission file no.: 0-11596

PAY MOBILE, INC.

(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

2101 Vista Parkway, Suite 292 West Palm Beach, FL	33411
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (561) 228 - 6148

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2011, there were 94,964,138 shares of voting stock of the registrant issued  and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

 PAY MOBILE, INC.
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$11,889	$1,589
Promissory note receivable	0	3,750

Total current assets	11,889	5,339

PROPERTY AND EQUIPMENT
Equipment	0	0
Less: Accumulated depreciation	0	0

Net property and equipment	0	0

OTHER ASSETS
Deposits	0	0

Total other assets	0	0

Total Assets	$11,889	$5,339

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,747	$2,747
Accrued interest payable	14,314	12,335

Total current liabilities	17,061	15,082

Line of credit payable	60,000	20,000
Total long-term liabilities	60,000	20,000
Total liabilities	77,061	35,082

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001, authorized 300,000,000 shares; 94,964,138 issued and outstanding	9,496	9,496
Additional paid in capital in excess of par	14,831,465	14,831,465
Deficit accumulated during the development stage	(14,906,133)	(14,870,704)

Total stockholders’ equity	(65,172)	(29,743)

Total Liabilities and Stockholders’ Equity	$11,889	$5,339

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Operations
Three And Six Months Ended March 31,
(unaudited)

	Three Months				Six Months				Period from Oct 1, 2003 (Inception) through
	2011		2010		2011		2010		March 31, 2011

REVENUES		$0		$0		$0		$0	$0

OPERATING EXPENSES
General and administrative		7,411		254,800		15,220		260,249	606,088
Professional fees		8,980		2,250		18,230		11,000	77,980
Interest expense		1,222		8,337		1,978		16,505	118,382

Total expenses		17,613		265,387		35,428		287,754	802,450

Net loss		$(17,613)		$(265,387)		$(35,428)		$(287,754)	$(802,450)

Basic net loss per weighted average share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Weighted average number of shares		94,964,138		50,104,818		94,964,138		50,104,818

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Stockholders Equity

	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders Equity (Deficit)
INCEPTION BALANCE, Sept 30, 2002	2,343,180	$234	$11,399,832	$(9,226,896)	$2,173,170

Shares issued to settle debt	3,117,125	312	2,691,990	0	2,692,302

Net loss	0	0	0	(4,865,472)	(4,865,472)

BALANCE, September 30, 2003	5,460,325	546	14,091,822	(14,092,368)	0

Sale of stock for cash	19,644,513	1,964	48,036	0	50,000
Net loss	0	0	0	(50,000)	(50,000)

BALANCE, September 30, 2004	25,104,838	2,510	14,139,858	(14,142,368)	0

Net loss	0	0	0	(145,486)	(145,486)
BALANCE, September 30, 2005	25,104,838	2,510	14,139,858	(14,287,854)	(145,486)

Net loss	0	0	0	(80,265)	(80,265)
BALANCE, September 30, 2006	25,104,838	2,510	14,139,858	(14,368,119)	(225,751)

Net loss	0	0	0	(104,261)	(104,261)

BALANCE, September 30, 2007	25,104,838	2,510	14,139,858	(14,472,380)	(330,012)
Net loss	0	0	0	(44,614)	(44,614)
BALANCE, September 30, 2008	25,104,838	2,510	14,139,858	(14,516,994)	(374,626)
Net loss	0	0	0	(48,213)	(48,213)
BALANCE, September 30, 2009	25,104,838	2,510	14,139,858	(14,565,207)	(422,839)
Common shares issued for services	25,000,000	2,500	247,500	0	250,000
Common shares issued to settle debt & interest	44,859,300	4,486	444,107	0	448,593
Net loss	0	0	0	(305,498)	(305,498)
BALANCE, September 30, 2010	94,964,138	9,496	14,831,465	(14,870,705)	(29,744)
Net loss	0	0	0	(35,428)	(35,428)
ENDING BALANCE, March 31, 2011 (unaudited)	94,964,138	$9,496	$14,831,465	$(14,906,133)	$(65,172)

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Six Months Ended March 31,
(unaudited)
			From October 1, 2003 (Inception) through
	2011	2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,428)	$(287,754)	$(802,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	0	250,000	250,000
Changes in operating assets and liabilities
(Incr) decr in prepaid expenses	3,750	0	0
Incr (decr) in accounts payable and accrued liabilities	0	0	2,747
Increase (decrease) in accrued interest payable	1,978	16,505	118,382

Net cash used by operating activities	(29,700)	(21,249)	(431,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw on line of credit	40,000	40,000	393,210
Proceeds from issuance of common stock	0	0	50,000

Net cash provided by financing activities	40,000	40,000	443,210

Net increase (decrease) in cash	10,300	18,751	11,889

CASH, beginning of period	1,589	333	0

CASH, end of period	$11,889	$19,084	$11,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NONE

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the six months ended March 31, 2011 and 2010 is unaudited)

(1)          Summary of Significant Accounting Policies
The Company Pay Mobile, Inc., (the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada. On March 24, 2011, the Company amended its Articles of Incorporation to change its name to Pay Mobile, Inc.

The Company is a United States public company and  trades on the Over-the-Counter Bulletin Board, (OTC:BB).  The Company is available as a public shell to be acquired or to merge with another entity. (See Note 6).  The Company is considered to be in the development stage since October 1, 2003, and the accompanying financial statements represent those of a development stage company in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

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

c)  Net loss per share Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128).

d) Fair value of financial instruments The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

e) Income taxes The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, AAccounting for Income Taxes.  Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

f)  Interim financial information The financial statements for the six months ended March 31, 2011 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2)          Stockholders Equity The Company has authorized 300,000,000 shares of $0.0001 par common stock. At March 31, 2011 and September 30, 2010 there were 94,964,138 and 94,964,138 shares issued and outstanding.. In March 2010 the Company issued 25,000,000 shares for services valued at $250,000, or $0.01 per share, the then current market value.

In May 2010, the Company issued 44,859,300 shares of common stock to settle $333,210 of then outstanding convertible debt and $115,383 of accrued interest thereon, after a fairness hearing in the Circuit Court of the 18th Judicial Circuit, in and for Seminole County, Florida.

PAY MOBILE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

(3)          Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $802,450 expiring beginning September 30, 2028.

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

(4)          Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Companys’ financial position and operating results raise substantial doubt about the Companys’ ability to continue as a going concern, as reflected by the net loss of $14,906,133 accumulated from March 31, 1980 (Inception) through March 31, 2011.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(5)          Convertible Line of Credit Payable In October 2004, the Company entered into a line of credit with a third party, convertible into common stock at the discretion of the lender, for $250,000. This line of credit carries a 10% rate of interest. It is convertible into common stock at any time prior to repayment at a conversion rate of the lesser of 66 2/3 of the average closing price on the date of conversion or $0.01 per share, This line of credit carried a maturity date of December 31, 2008. In August 2009, the Company received an extension of the maturity of the line of credit to December 31, 2013 and an increase in the line of credit to $500,000. In May 2010, the Company issued 44,859,300 shares of common stock to settle $333,210 of then outstanding convertible debt and $115,383 of accrued interest thereon, after a fairness hearing in the Circuit Court of the 18th Judicial Circuit, in and for Seminole County, Florida. As of March 31, 2011, $60,000 has been advanced under the line of credit.

(6)          Reverse Acquisition  On or about March 24, 2011, the Registrant entered into a Share Exchange Agreement (the Agreement) with Pay Mobile, Inc., a Delaware corporation and its shareholders Pursuant to the terms of the Agreement, the Registrant will issue 80,000,000 shares of its restricted common stock in exchange for a 100% shares of Pay Mobile, Inc., a Delaware corporation. In addition, at closing, Jason Smart and National Business Investors have agreed to cancel 50,000,000 shares owned by them respectively. The Agreement also calls for the Issuer to: (1) arrange for an outside investor to invest $125,000 into the capital of the Registrant in exchange for 1,250,000 shares of the Registrants restricted common stock; (2) forward split the Registrants common stock 2-1 and change the name of the Registrant to Pay Mobile, Inc. It is anticipated that the transaction will close in the middle of May, 2011.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Overview

The Company reverted to the development stage effective October 1, 2003, and has not yet generated or realized any revenues from  business  operations since that date. The Company's auditors  have issued a going concern  opinion in our audited  financial  statements for the fiscal year ended September 30, 2010. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are  anticipated  until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners.  In the event we raise cash, we will likely use such funds to develop a new business plan, which is as yet undetermined. We do not plan to use any capital raised for the purchase or sale of any plant or  significant equipment. The following  discussion and analysis  should be read in  conjunction  with the financial  statements  of the  Company  and  the  accompanying  notes  appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Revenues

The Company did not generate any revenues from operations for the three months ended March 31, 2011 or 2010. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost  increases in services.

Operating Expenses

Operating expenses decreased by $247,774 from $265,387 for the three months ended March 31, 2010 to $17,613 for the three months ended March 31, 2011. The decrease in our net operating expenses is due to decreased general & administrative expenses incurred.

Net Loss

Net loss decreased by $247,774 from net loss of $265,387 for the three months ended March 31, 2010 to a net loss of $17,613 for the three months ended March 31, 2011. The decrease in net operating loss is due to decreased general & administrative expenses incurred.

At March 31, 2011, our accumulated deficit was $14,906,133.

Assets and Liabilities

Our total assets were $11,889 at March 31, 2011. Our assets consist of cash of $11,889.

Total Current Liabilities are $17,061 at March 31, 2011. Our accrued interest on line of credit payable is $14,314.

Financial Condition, Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $11,889. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our line of credit to fund our cash requirements. we have been dependent upon our line of credit to fund our cash  requirements. Specifically, we have borrowed a total of $60,000 on this line. We therefore have $440,000 available to draw upon.

As of March 31, 2011, we had a working capital deficit of $5,172. At March 31, 2011, total liabilities were $77,061. This increase is attributable to borrowing to pay expenses. As of March 31, 2011, the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Plan of Operation

On March 24, 2011, we entered into a Stock Exchange Agreement (the “Agreement”), with the Company as the Issuer, and Paymobile, Inc., a Delaware corporation ( “Paymobile Delaware”) and its shareholders. The material terms of the Agreement provided that the Paymobile Delaware shareholders would be issued a total of 80,000,000 shares of common Stock of the Issuer and simultaneously therewith, the Issuer’s President and National Business Investors have agreed to collectively return to treasury and cancel 50,000,000 of their shares of Common Stock.  In connection with the consummation of the Agreement, Francisco Terreforte resigned as sole officer and director of the Company and Gino Porco was appointed as a Director, President, CEO and CFO of the Company and Peter Strang was appointed as a Director of the Company.

Comparison of Operating Results for the Six Months Ended March 31, 2011 to the Six Months Ended March 31, 2010

Revenues

The Company did not generate any revenues from operations for the six months ended March 31, 2011 or 2010. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks  inherent in the establishment of a new business enterprise, including limited capital resources and cost  increases in services.

Operating Expenses

Operating expenses decreased by $252,326 from $287,754 for the six months ended March 31, 2010 to $35,428 for the six months ended March 31, 2011. The decrease in our net operating expenses is due to decreased general & administrative expenses incurred.

Net Loss

Net loss decreased by $252,236 from net loss of $287,754 for the six months ended March 31, 2010 to a net loss of $35,428 for the six months ended March 31, 2011. The decrease in net operating loss is due to decreased general & administrative expenses incurred.

At March 31, 2011, our accumulated deficit was $14,906,133.

Assets and Liabilities

Our total assets were $11,889 at March 31, 2011. Our assets consist of cash of $11,889.

Total Current Liabilities are $17,061 at March 31, 2011. Our accrued interest on line of credit payable is $14,314.

Financial Condition, Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $11,889. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our line of credit to fund our cash requirements. We have been dependent upon our line of credit to fund our cash  requirements. Specifically, we have borrowed a total of $60,000 on this line. We therefore have $440,000 available to draw upon.

As of March 31, 2011, we had a working capital deficit of $5,172. At March 31, 2011, total liabilities were $77,061. This increase is attributable to borrowing to pay expenses. As of March 31, 2011, the Company had no outstanding debt other than a long-term line of credit. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Plan of Operation

On March 24, 2011, we entered into a Stock Exchange Agreement (the “Agreement”), with the Company as the Issuer, and Paymobile, Inc., a Delaware corporation ( “Paymobile Delaware”) and its shareholders. The material terms of the Agreement provided that the Paymobile Delaware shareholders would be issued a total of 80,000,000 shares of common Stock of the Issuer and simultaneously therewith, the Issuer’s President and National Business Investors have agreed to collectively return to treasury and cancel 50,000,000 of their shares of Common Stock.  In connection with the consummation of the Agreement, Francisco Terreforte resigned as sole officer and director of the Company and Gino Porco was appointed as a Director, President, CEO and CFO of the Company and Peter Strang was appointed as a Director of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In April 2011, the Company issued 1,250,000 shares of common stock for $125,000. These shares are restricted under Rule 144.

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending March 31, 2011, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

PAY MOBILE, INC. (f/k/a Expertelligence, Inc.)

Dated: May 11, 2011	By:	/s/ Gino Porco
Gino Porco
Chief Executive Officer, Chief Financial Officer President and Chairman of the Board