Form 10-K/A
period 2010-09-30
Pay Mobile, Inc
filed 2011-05-16
CIK 723533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
 AMENDMENT NO. 3

☒  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2010

or
☐  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-26703

Pay Mobile, Inc.
F/K/A Expertelligence, Inc.

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

Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "EXTL" include Pay Mobile, Inc., f/k/a ExperTelligence, Inc., a Nevada corporation. Our principal place of business is 2101 Vista Pkwy., Suite 292, West Palm Beach, FL 33411, and our telephone number at that address is (561) 228-6148.

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

Operating Expenses

Operating expenses increased by $267,422 from $17,572 for the year ended September 30, 2009 to $584,994 for the year ended September 30, 2010. The increase in our net operating loss is due to  an increase in general and administrative expenses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pay Mobile, Inc.
West Palm Beach, FL

I have audited the accompanying balance sheet of Pay Mobile, Inc., f/k/a Expertelligence, Inc. (a Development Stage Company) as of September 30, 2010 and September 30, 2009. and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended September 30, 2010 and for the period from October 1, 2003 (Inception) to September 30, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Pay Mobile, Inc,. (a Development Stage Company) as of September 30, 2010 and September 30, 2009, and the results of its operations and its cash flows for each of the two year period ended September 30, 2010 and for the period from August 14, 2008(Inception) through September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and has a net capital deficiency. These items raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Malcolm L. Pollard

Malcolm L. Pollard, Inc.

Erie, PA

February 28, 2011

Pay Mobile, Inc.
F/K/A Expertelligence, Inc.
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

Pay Mobile, Inc.
F/K/A Expertelligence, Inc.
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

 Pay Mobile, Inc.
F/K/A Expertelligence, Inc.
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

Pay Mobile, Inc.
F/K/A Expertelligence, Inc.
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

Pay Mobile, Inc.
F/KA Expertelligence, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

(1) Summary of Significant Accounting Policies

The Company  Pay Mobile, Inc., f/k/a Expertelligence, Inc., (the Company), was incorporated on March 31, 1980, under the laws of the State of California. On June 26, 2006, the Company reincorporated in Nevada.

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

Pay Mobile, Inc.
F/K/A Expertelligence, Inc.
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

PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) The exhibits  required to be filed  herewith by Item 601 of  Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     (b) Reports on Form 8-K  During the last quarter of the fiscal year ended September 30, 2010, we did not file any reports on Form 8-K.

SIGNATURES

 In  accordance  with the Exchange Act, this report has been signed below by the  following  persons  on our behalf  and in the  capacities  and on the dates indicated.

Pay Mobile, Inc.
F/K/A Expertelligence, Inc.

(Registrant)
Date: May 13, 2011

By:	/s/ J. Francisco Terreforte J. Francisco Terreforte, President and Director

Pursuant to the  requirements  of the  Exchange  Act,  this Report has been signed below by the  following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Francisco Terreforte	CEO, President & Director	May 13, 2011