Form 10-Q
period 2011-06-30
Pay Mobile, Inc
filed 2011-08-18
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2011

Commission file no.: 0-11596

PAY MOBILE, INC.
(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

24 Ripley Avenue, Toronto, Ontario, Canada	M63 3N9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (561) 228 - 6148

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 30, 2011, there were 252,428,270 shares of voting stock of the registrant issued and outstanding.

PART I

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	2

Statements of Operations	3

Statements of Cash Flows	4

Notes to Financial Statements	5

PAY MOBILE, INC.
(A Development Stage Enterprise)
Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$2,515	$88
Accounts receivable	3,905	0
Prepaid Insurance	19,272	0

Total current assets	25,692	88

OTHER ASSETS
Deposits	25,750	0

Total Assets	$51,442	$88

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$227,272	$130,000
Accrued interest payable	15,810	0

Total current liabilities	243,082	130,000

Line of credit payable	60,000	0
Total liabilities	303,082	130,000

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001, authorized 300,000,000 (2010 – 100,000) shares; 252,428,270 (2010 – 24,000) issued and outstanding	25,243	240
Additional paid in capital	33,372	9,360
Other comprehensive loss	0	(14)
Deficit accumulated during the development stage	(310,255)	(139,498)

Total stockholders’ deficiency	(251,640)	(129,912)

Total Liabilities and Stockholders’ Deficiency	$51,442	$88

PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Operations
 (unaudited)

	Three Months				Six Months				Period from March 9, 2009 (Inception) through
	2011		2010		2011		2010		June 30, 2011

REVENUES		$0		$0		$0		$0	$0

OPERATING EXPENSES
General and administrative		43,351		27		50,604		9,007	65,116
Processing fees		46,500		0		91,950		0	216,950
Consulting		27,169		0		28,189		0	28,189

Total expenses		117,020		27		170,743		9,007	310,255

Net loss		$(117,020)		$(27)		$(170,743)		$(9,007)	$(310,255)

Basic net loss per weighted average share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.38)

Weighted average number of shares		252,428,270		24,000		252,428,270		24,000

PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Six Months Ended June 30,
(unaudited)

			From March 9, 2009 (Inception) through
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,743)	$(9,007)	$(310,255)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes in operating assets and liabilities
(Incr) decr in prepaid expenses	(19,272)	0	(19,272)
(Incr)decr in accounts receivable	(3,905)	0	(3,905)
(Incr)decr in security deposit	(25,750)	0	(25,750)
Incr (decr) in accounts payable and accrued liabilities	203,830	0	333,830
Increase (decrease) in accrued interest payable	15,810	0	15,810

Net cash used by operating activities	(30)	(9,007)	(9,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired in reverse merger	2,457	0	2,457
Proceeds from issuance of common stock	0	9,600	9,600

Net cash provided by financing activities	2,457	9,600	12,057

Net increase (decrease) in cash	2,427	593	2,515

CASH, beginning of period	88	0	0

CASH, end of period	$2,515	$593	$2,515

PAY MOBILE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the three and six months ended June 30, 2011 and 2010 is unaudited)

Interim financial information

The financial statements for the six months ended June 30, 2010 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(1) Summary of Significant Accounting Policies

Pay Mobile, Inc., (the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada. On March 24, 2011, the Company amended its Articles of Incorporation to change its name to Pay Mobile, Inc.

On  March 24, 2011, the Company entered into a Share Exchange Agreement (the Agreement) with Pay Mobile, Inc., a Delaware corporation and its shareholders. Pursuant to the terms of the Agreement, the company issued 80,000,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding shares of PayMobile, Inc., a Delaware corporation. In addition, at closing, two shareholders have agreed to cancel 50,000,000 shares owned by them. The Agreement also calls for the Company to: (1) arrange for an outside investor to invest $125,000 into the capital of the Registrant in exchange for 1,250,000pre-split shares of the Registrants restricted common stock; (2) forward split the Company’s common stock 2-1 and change the name of the Company to Pay Mobile, Inc. The transaction closed on May 16, 2011.

Paymobile Inc. was incorporated on March 9, 2009 in the State of Delaware as Bluufish Networks Inc. and changed its name to Paymobile Inc. on February 24, 2011.  Paymobile is a development stage company as defined by current authoritative literature. The Company intends to sell products and services related to reloadable VISA and MasterCards, (“Cards”) and all business activities ancillary or related thereto.

Basis of Consolidation and Development Stage Activities

These consolidated financial statements include the accounts of Paymobile its wholly-owned subsidiary, Paymobile Inc. (Canada), which was incorporated in Ontario, Canada on January 18, 2010. On January 19, 2010, Paymobile purchased Paymobile Inc. (Canada). This transaction has been accounted for as a transaction between entities under common control in accordance with authoritative guidance issued by the Financial Accounting Standards Board.  Accordingly, the net assets were recognized in the consolidated financial statements at their carrying amounts in the accounts of Paymobile Inc. (Canada) at the transfer date and the results of operations of Paymobile Inc. (Canada) are included as though the transaction had occurred at the beginning of the period.

The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

The following summarize the more significant accounting and reporting policies and practices of the Company:

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful life as follows:

Computer equipment	3 years
Office furniture and equipment	5 years
Leasehold improvements	term of the lease

Repairs and maintenance expenditures are charged to operating expense as incurred. Replacements and major renewals are capitalized.

Accounting for the Impairment or Disposal of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of the asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset, or group of assets, is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Revenue is realized or realizable when there is persuasive evidence of an arrangement, prices are fixed or determinable, services or products are provided to the customer, and collectability is probable and reasonably assured depending upon the applicable revenue recognition guidance followed. The following are specific revenue recognition policies.

Paymobile expects to have contracts with Company’s which it is providing reloadable Cards. Upon delivery of the Cards to the Card processor for transfer of value to the Cards, Paymobile will invoice for the service fee.

Fees and service revenues include transaction fees, service fees, and fees for processing transactions and are recognized at the point of sale.

Revenue from the customization of software as required under a sales contract is recognized on the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

Development Costs

It is the Company’s policy to expense all software and application development costs as incurred, as the Company’s future revenues and business operations are uncertain as to quantum, timing, and realization.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Revenue and expense accounts are translated at average exchange rates during the period. Equity accounts are translated using historical exchange rates. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income Taxes

Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of warrants or conversion of debt to acquire common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accrued liabilities. The fair value of these financial instruments approximates their carrying values due to their short maturities.

Stock-Based Compensation

The Company records expense for stock-based compensation to directors, employees, and consultants using the fair value method. Occasionally, the Company may issue shares of stock and stock warrants in exchange for services. The Company values the issuance of shares based on the fair value of its stock on the date of issuance. The Company values the warrants it issues using the Black-Scholes model.

(1) Stockholders Equity: The Company has authorized 300,000,000 shares of $0.0001 par common stock. At June 30, 2011 there were 252,428,270 shares issued and outstanding.

In May 2010, the Company issued 44,859,300 pre-split shares of common stock to settle $333,210 of the outstanding convertible debt and $115,383 of accrued interest thereon, after a fairness hearing in the Circuit Court of the 18th Judicial Circuit, in and for Seminole County, Florida. In April 2011, the Company issued 1,250,000 pre-split shares for $125,000.

(2) Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s’ ability to continue as a going concern, as reflected by the Company’s Stockholders’ Deficiency of $251,640 at June 30,2011.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(3) Convertible Line of Credit Payable: In October 2004, the Company entered into a line of credit with a third party, convertible into common stock at the discretion of the lender, for $250,000. This line of credit carries a 10% rate of interest. It is convertible into common stock at any time prior to repayment at a conversion rate of the lesser of 66 2/3 of the average closing price on the date of conversion or $0.005 per share, This line of credit carried a maturity date of December 31, 2008. In August 2009, the Company received an extension of the maturity of the line of credit to December 31, 2013 and an increase in the line of credit to $500,000. As of June 30, 2011, $60,000 has been advanced under the line of credit.

(4) Commitments: The Company is obligated under contract to pay a Credit Union a monthly fee to allow the customers of Paymobile Inc. to have access to reloadable cards. The Credit Union is entitled to share in fees charged to merchants for use of the card as well as to our customers for withdrawing funds or using the card for the purchase of goods or services. In addition the Credit Union also shares in interest income on the unspent balance loaded on the cards. The minimum payments due are as follows:

2011	$90,000
2012	$180,000
2013	$180,000
2014	$45,000
Total	$495,000

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

DESCRIPTION OF BUSINESS

Reverse Acquisition of Paymobile

On May 15, 2011, we completed a reverse acquisition transaction through a share exchange with Paymobile whereby we acquired all of the issued and outstanding shares of common stock of Paymobile Delaware in exchange for 80,000,000 pre-split shares of our common stock, par value $0.0001 per share.  Contemporaneous with this transaction, our President and National Business Investors agreed to collectively cancel 50,000,000 shares of our common stock.  Subsequent to the transactions described herein, the Company has a total of 126,214,138 pre-split shares of common stock issued and outstanding and Paymobile's former shareholders will become the majority shareholders of the Company, holding shares which constitute approximately 63.4% of our issued and outstanding shares.  As a result of the reverse acquisition, Paymobile became our wholly owned subsidiary and its stockholders became our controlling stockholders. The share exchange transaction with Paymobile was treated as a reverse acquisition, with Paymobile as the accounting acquirer and the Company as the legal survivor.  Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Paymobile.

Upon the closing of our reverse acquisition of Paymobile, J. Francisco Terreforte resigned from all offices that he held effective immediately.  In addition, Mr. Terreforte resigned from his position as our sole director.

Also upon the closing of our reverse acquisition of Paymobile, our board of directors increased its size from one (1) to two (2) members and appointed Mr. Gino Porco and Mr. Peter Strang to fill the vacancies created by the resignation of Mr. Terreforte and such increase. In addition, our board of directors appointed Mr. Porco to serve as our President and Chief Executive Officer and as our Chief Financial Officer.

As a result of our acquisition of Paymobile, Paymobile became our wholly owned subsidiary and we have assumed the business and operations of Paymobile.

OUR BUSINESS

Paymobile is in the business of providing truly integrated payment solutions for consumers and corporate clients by incorporating its proprietary mobile payment technology with the issuance of open-loop prepaid Visa and MasterCard cards.

Many payment platforms in the market today fail to deliver a satisfactory customer experience.  Paymobile differs from these online and legacy platforms in that customers enjoy instant access to their funds after receiving social payments, deposits or remittances to their account.  Cardholders will be able to make purchases online or anywhere Visa or MasterCard is accepted worldwide in addition to being able to withdraw cash from any ATM.

Paymobile’s primary focus will be on providing end-to-end payment solutions targeting multiple sales verticals including government disbursements, payroll, corporate incentives, gift, and consumer spend, social payments, remittance and more.  Open-loop stored-value cards offer significant benefits to consumers and corporations alike and, when integrated with mobile technologies, can become a powerful financial tool.

Paymobile’s mobile technology will allow customers to download a Paymobile app for their Smartphone or use SMS messaging to perform functions such as viewing their account balance and transaction history, sending and receiving fund transfers in real-time and more.   Phase two of our mobile solution will be the launch of the Paymobile ‘PayKEY’. PayKEY will simplify online and mobile purchases by linking the cardholder’s mobile phone to their PayMobile open-loop card account which allows for the instant, secure completion of the merchant checkout process.

Paymobile’s integrated money-transfer feature will allow cardholders to transfer funds over their mobile device to another cardholder anywhere in the world in real-time over the MasterCard Moneysend or Visa Money Transfer platforms.   Immigrants can send money back home to their families faster, more inexpensively, and more securely than previously possible.

Paymobile also plans to partner with existing retail distribution channels and reload networks to facilitate real-time cash reloads to the customer’s account.

Paymobile generates revenues from the following sources among others:

•	Card sales and activation fees
•	Reload fees
•	Private brand and co-brand fees
•	Program setup fees
•	Float interest
•	Interchange
•	Transaction fees
•	ATM fees
•	Monthly card fees
•	Data mining fees
•	Money transfer fees

Our marketing plan in year one will focus on supporting the rollout of Paymobile card programs across multiple market segments by leveraging existing relationships.

Our goal is to secure key partnerships with national retailers and media companies to launch card programs targeting both the under banked and global remittance consumer market.

Comparison of Operating Results for the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Revenues

The Company did not generate any revenues from operations for the three months ended June 30, 2011 or 2010. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses were $117,020 for the three months ended June 30, 2011 and mainly consisted of Processing fees of $46,500, computer software expenses of $15,428, and fees paid to Consultants of $27,169. Operating expenses for the three months ended June 30, 2010 were $27.

Net Loss

Net loss was $ 117,020 for the three months ended June 30, 2011 compared to a net loss of $27 for the three months ended June 30, 2010.

At June 30, 2010, our accumulated deficit was $310,255.

Comparison of Operating Results for the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Revenues

The Company did not generate any revenues from operations for the six months ended June 30, 2011 or 2010. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses were $170,743 for the six months ended June 30, 2011 and consisted of processing fees $91,950, fees paid to Consultants of $28,189, computer software expenses of $15,428, and Rent expense of $12,260. Operating expenses for the six months ended June 30, 2010 were $9,007.

Net Loss

The Net loss was $170,743 for the six months ended June 30, 2011 compared to a net loss of $9,007 for the six months ended June 30, 2010.

Assets and Liabilities

Our total assets were $51,442 at June 30, 2011, consisting of $2,515 in cash, a security deposit of $25,750, prepaid insurance of $19,272 and a Government receivable of $3,905.

Total Current Liabilities are $243,082 at June 30, 2011. Our accounts payable total $227,272 and accrued interest on a line of credit payable is $15,810. The Line of credit payable at June 30, 2011 was $60,000.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, we had cash of $2,515. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flows from operations. Consequently, we have been dependent upon our financing efforts and our line of credit to fund our cash requirements. We have raised $125,000 through sales of Common stock during the quarter and in total have borrowed a total of $60,000 on the credit line.

As of June 30, 2011, we had a working capital deficit of $217,390. During July 2011 we raised an additional $250,000 through the sale of Common shares.
No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Plan of Operation

On March 24, 2011, we entered into a Stock Exchange Agreement (the “Agreement”), with the Company as the Issuer, and Paymobile, Inc., a Delaware corporation (“Paymobile Delaware”) and its shareholders. The material terms of the Agreement provided that the Paymobile Delaware shareholders would be issued a total of 80,000,000 shares of common Stock of the Issuer and simultaneously therewith, the Issuer’s President and National Business Investors have agreed to collectively return to treasury and cancel 50,000,000 of their shares of Common Stock.  In connection with the consummation of the Agreement, Francisco Terreforte resigned as sole officer and director of the Company and Gino Porco was appointed as a Director, President, CEO and CFO of the Company and Peter Strang was appointed as a Director of the Company. We completed the Agreement on May 16, 2011. We are currently developing our technology and pursuing a number of revenue opportunities. We expect to be fully operational and generating revenues by year end.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2011, the Company issued 1,250,000 (2,500,000 post forward split) shares of common stock for $125,000. These shares are restricted under Rule 144. In July 2011, the Company issued 5,000,000 shares of restricted common stock for $250,000.

ITEM 3.   DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending June 30, 2011, covered by this report,  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

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

PAY MOBILE, INC.

Dated: August 18, 2011	By:	/s/ Gino Porco
Gino Porco
Chief Executive Officer, Chief Financial Officer President and Chairman of the Board