Form 10-Q
period 2011-09-30
Pay Mobile, Inc
filed 2011-11-14
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2011

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

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2011, there were 129,114,138 shares of voting stock of the registrant issued and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5

PAY MOBILE, INC.
(A Development Stage Enterprise)
Balance Sheets
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$176,611	$88
Accounts receivable	9,769	0
Prepaid Insurance	14,016	0

Total current assets	200,396	88

OTHER ASSETS
Deposits	25,750	0

Total Assets	$226,146	$88

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$187,216	$130,000
Accrued interest payable	18,698	0

Total current liabilities	205,914	130,000

Line of credit payable	60,750	0
Total liabilities	266,664	130,000

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.0001, authorized 250,000,000 (2010 – 50,000) shares; 129,114,138 (2010 – 12,000) issued and outstanding	25,823	240
Additional paid in capital	482,792	9,360
Deficit accumulated during the development stage	(549,133)	(139,512)

Total stockholders’ deficiency	(40,518)	(129,912)

Total Liabilities and Stockholders’ Deficiency	$226,146	$88

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Operations
 (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from March 9, 2009 (Inception) through
	2011	2010	2011	2010	Sept. 30, 2011

REVENUES	$11,000	$0	$11,000	$0	$11,000

OPERATING EXPENSES
General and administrative	69,036	464	119,640	9,456	134,151
Processing fees	51,694	0	143,644	0	268,644
Consulting	126,883	0	157,338	0	157,338

Total expenses	247,613	464	420,622	9,456	560,133

Net loss	$(236,613)	$(464)	$(409,622)	$(9,456)	$(549,133)

Basic net loss per weighted average share	$(0.00)	$(0.04)	$(0.00)	$(0.79)

Weighted average number of shares	128,147,834	12,000	111,568,168	12,000

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
 (unaudited)

	Nine Months Ended September 30,		From March 9, 2009 (Inception) through
	2011	2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(409,622)	$(9,456)	$(549,133)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes in operating assets and liabilities:
Increase in prepaid expenses	(14,016)	0	(14,016)
Increase in accounts receivable	(9,769)	0	(9,769)
Increase in security deposit	(25,750)	0	(25,750)
Increase in accounts payable and accrued liabilities	164,525	0	294,524
Increase in accrued interest payable	18,698	0	18,698

Net cash used by operating activities	(275,934)	(9,456)	(285,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired in reverse merger	2,457	0	2,457
Proceeds from issuance of common stock	450,000	9,600	459,600

Net cash provided by financing activities	452,457	9,600	462,057

Net increase (decrease) in cash	176,523	144	176,611

CASH, beginning of period	88	0	0

CASH, end of period	$176,611	$144	$176,611

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

(Information with regard to the three and nine months ended September 30, 2011 and 2010 is unaudited)

Interim financial information

The financial statements for the nine months ended September 30, 2011 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results. These notes have been prepared on the basis that the 2 for 1 forward split completed on May 16, 2011 was completed.

(1) Summary of Significant Accounting Policies

Pay Mobile, Inc., (Paymobile or the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada. On March 24, 2011, the Company amended its Articles of Incorporation to change its name to Pay Mobile, Inc.

On March 24, 2011, the Company entered into a Share Exchange Agreement (the Agreement) with Paymobile, Inc., a Delaware corporation and its shareholders. Pursuant to the terms of the Agreement, the company issued 80,000,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding shares of Pay Mobile, Inc., a Delaware corporation. In addition, at closing, two shareholders agreed to cancel 50,000,000 shares owned by them and the Company agreed to change the name to Pay Mobile, Inc. The transaction closed on May 16, 2011.

Pay Mobile, Inc. was incorporated on March 9, 2009 in the State of Delaware as Bluufish Networks Inc. and changed its name to Pay Mobile, Inc. on February 24, 2011.  Paymobile is a development stage company as defined by current authoritative literature. The Company intends to sell products and services related to reloadable VISA cards, (“Cards”) and all business activities ancillary or related thereto.

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

The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company in accordance with current accounting standards.

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

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Revenue is realized or realizable when there is persuasive evidence of an arrangement, prices are fixed or determinable, services or products are provided to the customer, and collectability is probable and reasonably assured depending upon the applicable revenue recognition guidance followed. The following are specific revenue recognition policies:

Paymobile will enter into contracts with customers to provide reloadable Cards. Upon delivery of the Cards to the Card processor for transfer of value to the Cards, Paymobile will invoice for the service fee.

Fees and service revenues include card set up fees, transaction fees, service fees, and fees for processing transactions and are recognized at the point of sale.

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

(2) Stockholders Equity:

On September 23, 2011 the Company filed Amended Articles of Incorporation to increase its authorized Common Stock, par value $0.0001 from 300,000,000 shares to 500,000,000 shares and to increase its authorized Preferred Stock, par value $0.0001 from 25,000,000 shares to 50,000,000 shares.

In July of 2011, the Company issued 2,500,000 shares for $250,000. In September of 2011, the Company issued 400,000 shares for $200,000.

(3) Going Concern:

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s’ ability to continue as a going concern, as reflected by the Company’s Stockholders’ Deficiency of $40,518 at September 30, 2011.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(4) Convertible Line of Credit Payable:

In October 2004, the Company entered into a line of credit with a third party, convertible into common stock at the discretion of the lender, for $250,000. This line of credit carries a 10% rate of interest. It is convertible into common stock at any time prior to repayment at a conversion rate of the lesser of 66 2/3 of the average closing price on the date of conversion or $0.005 per share, This line of credit carried a maturity date of December 31, 2008. In August 2009, the Company received an extension of the maturity of the line of credit to December 31, 2013 and an increase in the line of credit to $500,000. As of September 30, 2011, $60,750 has been advanced under the line of credit.

(5)  Commitments:

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

2011 -	$ 45,000
2012 -	$ 180,000
2013 -	$ 180,000
2014 -	$ 45,000
Total	$ 450,000

(6) Subsequent Events:

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued, and other than discussed below, there were no material subsequent events as of that date.

Retroactive effect has been given to a 2 for 1 reverse share consolidation, completed in October of 2011.  As a result of this action, the Company now has 129,114,138 common shares outstanding.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

DESCRIPTION OF BUSINESS

Reverse Acquisition of Paymobile

On May 15, 2011, we completed a reverse acquisition transaction through a share exchange with Paymobile whereby we acquired all of the issued and outstanding shares of common stock of Paymobile, Inc. Delaware in exchange for 80,000,000 shares of our common stock, par value $0.0001 per share.  Contemporaneous with this transaction, our past President and National Business Investors agreed to collectively cancel 50,000,000 shares of our common stock.  Subsequent to the transactions described herein, the Company has a total of 126,214,138 shares of common stock issued and outstanding and Paymobile's former shareholders became the majority shareholders of the Company, holding shares which constituted approximately 63.4% of the issued and outstanding shares.  As a result of the reverse acquisition, Paymobile, Inc. became our wholly owned subsidiary and its stockholders became our controlling stockholders. The share exchange transaction with Paymobile was treated as a reverse acquisition, with Paymobile as the accounting acquirer and the Company as the legal survivor.  Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Paymobile.

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

As a result of our acquisition of Paymobile, Paymobile Inc. became our wholly owned subsidiary and we have assumed the business and operations of Paymobile.

OUR BUSINESS

Paymobile is in the business of providing truly integrated payment solutions for consumers and corporate clients by incorporating its proprietary mobile payment technology with the issuance of open-loop prepaid Visa cards.

Many payment platforms in the market today fail to deliver a satisfactory customer experience.  Paymobile differs from these online and legacy platforms in that customers enjoy instant access to their funds after receiving social payments, deposits or remittances to their account.  Cardholders will be able to make purchases online or anywhere Visa is accepted worldwide in addition to being able to withdraw cash from any ATM.

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

Paymobile’s integrated money-transfer feature will allow cardholders to transfer funds over their mobile device to another cardholder anywhere in the world in real-time over the Visa Money Transfer platform.   Immigrants can send money back home to their families faster, more inexpensively, and more securely than previously possible.

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

Comparison of Operating Results for the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Revenues

The Company recorded its first revenue during the quarter ended September 30, 2011. Revenue of $11,000 was received as payment from its first corporate VISA card order. The Company did not generate any revenue from operations for the three months ended September 30, 2010. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses were $247,613 for the three months ended September 30, 2011 and mainly consisted of fees paid to Consultants $126,883 and Processing fees of $51,694. General and administrative expenses totaled $69,036 and included computer software expenses of $18,644 and legal expenses of $14,870. Operating expenses for the three months ended September 30, 2010 were $464.

Net Loss

Net loss was $236,613 for the three months ended September 30, 2011 compared to a net loss of $464 for the three months ended September 30, 2010.

At September 30, 2011, our accumulated deficit was $549,133.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Revenues

The Company generated $11,000 in revenue from operations for the nine months ended September 30, 2011. The Company did not generate any revenue in 2010. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses were $409,622 for the nine months ended September 30, 2011 and consisted of processing fees $143,644 and fees paid to Consultants of $157,338. General and administrative expenses totaled $119,640 and included computer software expenses of $34,073, rent expense $18,396 and legal expense $14,870. Operating expenses for the nine months ended September 30, 2010 were $9,456.

Net Loss

The Net loss was $409,622 for the nine months ended September 30, 2011 compared to a net loss of $9,456 for the nine months ended September 30, 2010.

Assets and Liabilities

Our total assets were $226,146 at September 30, 2011, consisting of $176,611 in cash, a security deposit of $25,750, prepaid insurance of $14,016 and a government receivable of $9,769.

Total Current Liabilities are $266,664 at September 30, 2011. Our accounts payable total $187,216 and accrued interest on a line of credit payable is $18,698. The Line of credit payable at September 30, 2011 was $60,750.

Financial Condition, Liquidity and Capital Resources

At September 30, 2011, we had cash of $176,611. Our working capital is not sufficient to fund the business plan of the Company. There can be no assurance that our financial condition will improve. We have not generated cash flows from operations. Consequently, we have been dependent upon our financing efforts and our line of credit to fund our cash requirements. We have raised $450,000 through sales of Common stock this year.

As of September 30, 2011, we had a working capital deficit of $66,268.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Plan of Operation

On March 24, 2011, we entered into a Stock Exchange Agreement (the “Agreement”), with the Company as the Issuer, and Paymobile, Inc., a Delaware corporation (“Paymobile Delaware”) and its shareholders. The material terms of the Agreement provided that the Paymobile Delaware shareholders would be issued a total of 80,000,000 shares of common Stock of the Issuer and simultaneously therewith, the Issuer’s past President and National Business Investors have agreed to collectively return to treasury and cancel 50,000,000 of their shares of Common Stock.  In connection with the consummation of the Agreement, Francisco Terreforte resigned as sole officer and director of the Company and Gino Porco was appointed as a Director, President, CEO and CFO of the Company and Peter Strang was appointed as a Director of the Company. We completed the Agreement on May 16, 2011. We are currently developing our technology and pursuing a number of revenue opportunities. We recognized our first revenue in the September from our first corporate customer and have signed a second corporate customer in October. We expect to have reloadable VISA cards distributed before year end.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Forward-Looking Statements

This Form 10-Q includes Aforward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.  Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.  The Company assumes no obligations to update any such forward-looking statements.

ITEM 4.	CONTROLS AND PROCEDURES

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

In April 2011, the Company issued 625,000 shares of restricted common stock for $125,000. In July 2011, the Company issued 2,500,000 shares of restricted common stock for $250,000. In September 2011, the Company issued 400,000 shares of restricted common stock for $200,000.

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending September 30, 2011, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

PAY MOBILE, INC.

Dated: November 10, 2011	By:	/s/ Gino Porco
Gino Porco
Chief Executive Officer,
Chief Financial Officer
President and Chairman of the Board