Form 10-K
period 2011-12-31
Pay Mobile, Inc
filed 2012-04-20
CIK 723533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-11596

PAY MOBILE, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	95-3506403
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

24 Ripley Avenue
Toronto, Ontario, Canada M6S 3N9
(Address of principal executive offices)

(416) 767-8920
 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (50,514,138 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $20,205,655 ($0.40) at March 31, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 130,514,138 shares issued at April 20, 2012.

TABLE OF CONTENTS

ITEM 1: BUSINESS

ITEM 1A: RISK FACTORS

ITEM 1B: UNRESOLVED STAFF COMMENTS

ITEM 2: PROPERTIES

ITEM 3: LEGAL PROCEEDINGS

ITEM 4: RESERVED

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6: SELECTED FINANCIAL DATA

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A: CONTROLS AND PROCEDURES

ITEM 9B: OTHER INFORMATION

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11: EXECUTIVE COMPENSATION

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Report may be “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Report, including the risks described under “Risk Factors,” “Management’s Discussion and Analysis” and “Our Business.”

There are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors, include, without limitation, the following: our ability to develop our technology platform and our products; our ability to protect our intellectual property; the risk that we will not be able to develop our technology platform and products in the current projected timeframe; the risk that our products will not achieve performance standards in clinical trials; the risk that the clinical trial process will take longer than projected; the risk that our products will not receive regulatory approval; the risk that the regulatory review process will take longer than projected; the risk that we will not be unsuccessful in implementing our strategic, operating and personnel initiatives; the risk that we will not be able to commercialize our products; any of which could impact sales, costs and expenses and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in this Report and in our other filings with the Securities and Exchange Commission.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.  Unless otherwise provided in this Report, references to the "Company," “Pay Mobile,” the "Registrant," the "Issuer," "we," "us," and "our" refer to Pay Mobile, Inc.

PART I

ITEM 1:	BUSINESS

Introduction

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

Corporate Development

Reverse Acquisition of Paymobile

Pay Mobile, Inc., (Paymobile or the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada. On March 24, 2011, the Company amended its Articles of Incorporation to change its name to Pay Mobile, Inc.

On May 15, 2011, we completed a reverse acquisition transaction through a share exchange with whereby we acquired all of the issued and outstanding shares of common stock of Paymobile, Inc. Delaware in exchange for 80,000,000 shares of our common stock, par value $0.0001 per share.  Contemporaneous with this transaction, our past President and National Business Investors each agreed to collectively cancel 50,000,000 shares of our common stock.  Subsequent to the transactions described herein, the Company had a total of 126,214,138 shares of common stock issued and outstanding and Paymobile's former shareholders became the majority shareholders of the Company, holding shares which constituted approximately 63.4% of the then issued and outstanding shares.  As a result of the reverse acquisition, Paymobile, Inc. became our wholly owned subsidiary and its stockholders became our controlling stockholders. The share exchange transaction with Paymobile was treated as a reverse acquisition, with Paymobile as the accounting acquirer and the Company as the legal survivor.  Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Paymobile.

Also upon the closing of the reverse acquisition of Paymobile, the board of directors increased its size from one (1) to two (2) members and  Mr. Gino Porco and Mr. Peter Strang were appointed to fill the vacancies created by the resignation of Mr. Terreforte and such increase. In addition, the board of directors appointed Mr. Porco to serve as our President, Chief Executive Officer and as our Chief Financial Officer.

As a result of our acquisition of Paymobile, Paymobile Inc. became our wholly owned subsidiary and we have assumed the business and operations of Paymobile.

Current Status of our Business

As of the date of this Report, the Company has signed contracts with two customers for the deployment of prepaid VISA cards. The Company has also been named as a Program Manager with an affiliated company to issue reloadable cards for a municipal city.

During the next twelve months, we intend to focus our efforts on launching our existing customers and acquiring new customers. We will have to concentrate further efforts on raising capital to support our new deployment as well and development plans.  We expect the sales cycle with customer to take approximately six months, covering the period from initiation of our sales solicitation through technical demonstrations, testing, negotiations and closing of contracts to successful launch of Cards. We will continue our sales and marketing program.

Industry Overview

The open-loop prepaid Card business is well defined in the United States with many participants. In Canada, there are only a few players as a result of the larger financial institutions and their lack of willingness to support smaller players in the market.

Operational Overview

We currently have a relationship with a Credit Union to be our card issuer. Our Affiliated Company, SelectCore Ltd. provides the back office and systems for reporting our card activity. We have developed our mobile messaging component for reporting to the individual card holder. We expect to begin migrating all back office processes to our own location and management in 2012.

Competition

There are a number of payment solutions that are similar in nature that represent a competitive challenge including but not limited to OboPay, PayPal, Green Dot, Netspend.  Most open loop card programs allow consumers to make payments at the point of sale and online.  Although many of the companies we will compete against have significantly greater resources, financial and otherwise, we believe that the market for mobile integrated payment solutions is still at its infancy and large enough to successfully support many competitive offerings.

Employees

At December 31, 2011 the Company did not have any employees. The Company has eight full-time consultants who are dedicated to the primary functions of proprietary technology, sales and marketing and corporate administration.  These include our Chief Executive Officer and CFO, our VP and Manager of Sales, our Controller, our Project Managers and our Creative Director.

We anticipate hiring full time employees in 2012 and expect to hire a majority of the existing Consultants under employment contracts in 2012.

We have engaged consultants for accounting, legal, and other part-time and occasional services.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

In addition to this Report, we are also required to file periodic reports and other information with the Securities and Exchange Commission, including quarterly reports and annual reports which include our audited financial statements.  You may read and copy any reports, statements or other information we file at the Commission’s public reference facility maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00am to 3:00pm. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Commission. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings are also available to the public through the Commission Internet site at http\\www.sec.gov. These filings may be inspected and copied (at prescribed rates) at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

You may also request a copy of our filings at no cost, by writing of telephoning us at:

Pay Mobile, Inc.
24 Ripley Avenue
Toronto, Ontario, Canada M5S 3N9
Telephone: 416-767-8920
Attention: Mr. Gino Porco
Chief Executive Officer, President and Chief Financial Officer

ITEM 1A.                RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related To Our Operations And Financial Condition

We are an early stage company and we may never generate sufficient revenues which could cause our business to fail.

We are an early stage company and we have generated limited revenues as of the date of this Report.  From the inception of our activities in Pay Mobile through the fiscal year ended December 31, 2011, the Company has incurred losses of $911,630. We expect to operate with net losses within the current fiscal year-ending December 31, 2012.  We cannot predict the extent of these future net losses, or when we may attain profitability, if at all.  If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We are an early stage company with significant capital resources deficiencies and we may not be able to raise adequate capital which could materially and adversely affect our ability to conduct business.

As an early stage company, we have a capital deficiency and limited operating resources.  As of the date of this Report, we had cash on hand of approximately $27,000.  The cash on hand in our bank accounts will not be sufficient to maintain our operations for approximately one  month from the date of this Report.  Prior to the date of this Report, we raised $1,150,000 in initial funding from non-affiliated accredited investors. Those funds will not be sufficient to meet our projected cash flow deficits from operations and will not be sufficient to fund the continuation of the development of our technology and products.  Over the next twelve months, the Company will need to raise approximately $2,000,000 to operate as planned.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company to enable us to continue to develop and implement our business model.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

We rely significantly on two service providers to process, report and maintain client information and our database.

If either of our service providers experience operational or financial issues, we will not be able to properly service or report to our customers. This may lead to a shutdown of the systems and action taken against the Company.

The administrative costs of public company regulatory compliance could become burdensome and consume a significant amount of our cash resources which could materially and adversely affect our business.

We will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $100,000 annually.  Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures.  Our compliance costs and expenses could also increase substantially if we apply for trading of our securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs.  We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease doing business.

Our Auditors have issued an opinion expressing uncertainty regarding our ability to continue as a going concern.  If we are not able to continue operations, investors could lose their entire investment in our company.

We have a history of operating losses, and may continue to incur operating losses for the foreseeable future. This raises substantial doubts about our ability to continue as a going concern.  Our auditors expressed uncertainty about our ability to continue as a going concern. This means that there is substantial doubt whether we can continue as an ongoing business without additional financing and/or generating profits from our operations.  If we are unable to continue as a going concern and our Company fails, investors in our shares could lose their entire investment.

We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses. If we are unable to compete effectively our business could fail.

We face competition from a number of domestic and foreign businesses, some of which have substantially greater financial resources than we do, which could adversely affect our ability to win contracts. We operate in a period of intense price-based competition which could adversely affect the number and the profitability of contracts we may be able to obtain. We do not know when or if we will be able to enter into any additional contracts. Intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share.  Our ability to compete successfully will depend on a number of factors, both within and outside our control.

We expect these factors to include the following:

•	our success in designing, testing and delivering new features, including incorporating new technologies on a timely basis;

•	our ability to address the needs of end-users and the quality of services for customers;

•	the quality, performance, reliability, features, ease of use and pricing of our cards;

•	successful implementation and expansion of our application’s capabilities;

•	our efficiency of production, and ability to deliver the SMS application to end-users;

•	the rate at which commercially available smart phone equipment manufactures provide a technologically accessible format for incorporation of our solutions into their devices;

•	the market acceptance of our cards and application; and

•	product or technology introductions by our competitors.

Our prospective customers may be reluctant to rely on a relatively small company such as our company.  In addition, contract awards are sometimes challenged by unsuccessful bidders which can result in costly and protracted legal proceedings that can result in delayed implementation or cancellation of the contract.  We cannot assure you that we will be able to compete successfully against current and future competition, and the failure to do so would have a materially adverse effect upon our business, operating results and financial condition and our business.  If we do not compete effectively, our business could fail and investors could lose their entire investment.

Risks Related To Our Intellectual Property

Failure to adequately protect our intellectual property and proprietary rights could harm our competitive position and adversely affect our ability to conduct business which could result in loss of your entire investment in our Company.

Our success is dependent upon our proprietary technology, which relates to a variety of business, security, and transactional processes associated with our services technology.  We expect to rely on a combination of patent, trademark, copyright and trade secret laws to protect our proprietary rights. Our technology, much of our proprietary information and processes may not be patentable. We cannot assure you that any pending patent applications will be issued or that their scope is broad enough to provide us with meaningful protection.  Although we will file applications for registered trademarks covering certain of the marks we use in our business, we cannot assure you that we will be able to secure significant protection for these marks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology and/or services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be materially and adversely affected.

We may be subject to intellectual property claims that create uncertainty about ownership of technology essential to our business and divert our managerial and other resources which could have a material adverse affect on our business.

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others in the process. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent or trademark infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.  We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions.

Any patent litigation or interference proceedings could have a negative effect on our business by diverting resources and management attention away from other aspects of our business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If investors perceive these results to be negative, it could have an adverse effect on the trading price of our common stock.

In addition, a successful claim of patent or trademark infringement against us and our failure or inability to obtain a license for the infringed or similar technology or trademark on reasonable terms, or at all, could have a material adverse effect on our business and the value of any investment in our Company.  Also, an adverse determination of any litigation or defense proceedings could cause us to pay substantial damages, including treble damages if we are found to have willfully infringed, and, also, could put our patent applications at risk of not being issued.

If we are not able to respond to the rapid technological change characteristic of our industry, our products and services may cease to be competitive and our business could fail and cause the entire loss of your entire investment in our Company.

The mobile industry is characterized by rapid change in business models and technological infrastructure, and we will need to constantly adapt to changing markets and technologies to provide new and competitive products and services. If we are unable to ensure that our users, lottery operators, and distribution partners have a high-quality experience with our services, then they may become dissatisfied and stop using our products and services. Accordingly, our future success will depend, in part, upon our ability to develop and offer competitive products and services. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our products and services obsolete or uncompetitive.  If we are not able to compete effectively, our business could fail which could result in the loss of your entire investment in our Company.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation which could materially and adversely affect the value of your investment in our Company.

Our systems and operations are vulnerable to damage or interruption from fire, floods and other natural disasters. Furthermore, network failures, hardware failures, software failures, power loss, telecommunications failures, break-ins, terrorism, war or sabotage, computer viruses, penetration of our network by unauthorized computer users and “hackers” and other similar events, and other unanticipated problems all pose serious threats to our success. We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations.  Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers which could have the further result of materially and adversely affecting the value of your investment in our Company.

Risks Related To Our Business

Our success will depend heavily on our management.  If we fail to hire and retain qualified management and other key personnel, the implementation of our business plan will be materially and adversely affected.

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel, and our ability to retain and motivate our officers and key employees. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

We do not have employment agreements with our key management team and employees, and should we lose the services of our management team and key employees our ability to conduct business could be materially and adversely affected.

As of the date of this Report, we have not entered into employment agreements with any of our officers or key employees.  We are currently negotiating terms and conditions for agreements with our officers and key employees.  If we are not able to negotiate mutually acceptable terms and conditions for agreements and continued services to our company by officers and key employees, the loss of the services of these persons could materially and adversely harm our business, financial condition and results of operations.

Our dependence on management and directors creates risks. The loss of our experienced officers, key employees, or directors could materially and adversely affect our ability to professionally manage our business.

Our plan for success is dependent, in large part, on the active participation of our executive officers and board of directors. The loss of their services would materially and adversely affect our business and future success.  We do not have key-man life insurance in effect at the present time.  Should any of our key employees die or become incapacitated, we may not be able to replace them in a timely or cost effective manner which could materially and adversely harm our business, financial condition and results of operations.

We expect that our anticipated future growth may strain our management, administrative, operational and financial infrastructure.  Failure of our ability to reasonably manage anticipated growth could materially and adversely affect our business.

We anticipate that significant expansion of our present operations will be required to capitalize on market opportunities. This expansion is expected to place a significant strain on our management, operational and financial resources. We expect to add a substantial number of additional key personnel in the future, including key managerial, technical, and software development employees who will have to be fully integrated into our operations. In order to manage our growth, we will be required to continue to implement and improve our operational and financial systems, to expand existing operations, to attract and retain superior management, and to train, manage and expand our employee base. We cannot assure you that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully implement our business plan. If we are unable to manage growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

Providing our products to customers outside of the United States exposes us to risks inherent in international business which could have a material and adverse affect on our operations.

In the near term, we expect to pursue business outside of the United States. Accordingly, we are subject to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with providing our products to customers outside the United States include: localization of our products, including translation into foreign languages and associated expenses; laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations; foreign currency fluctuations; different pricing environments; different tax regimes and regional economic and political conditions.  Any of these factors, either individually or collectively, could have a material adverse effect on our business and results of operations.

We will need additional funding in the future to pursue our business strategy and expand our operations.  If additional future funding is not available to us our financial condition could be materially and adversely affected and our business may fail.

Over the next twelve months, the Company will need to raise approximately $2,000,000 to operate as planned.   There can be no assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy.  If we do not obtain additional financing in amounts and on terms acceptable to us, our business may fail.

The current economic slowdown may adversely affect our business and financial condition in ways that we cannot predict.  If the economy does not recover during the reasonably foreseeable future our ability to conduct business may not be viable and we may have to cease operations which could result in the entire loss of your investment in our Company.

The current economic slowdown may have a negative effect on our business and financial condition. We cannot predict the effect that the economic slowdown will have on us as it also impacts our customers, vendors and business partners. We believe that the lottery gaming businesses are less susceptible to reductions in consumer spending and other parts of the consumer sector. However, there can be no assurance that the continuation or worsening of the current economic slowdown will not negatively impact our business.  If the economy does not recover during the reasonably foreseeable future, our ability to conduct business may not be viable and we may have to cease operations which could result in the loss of your entire investment in our Company.

The current economic slowdown and general unavailability of commercial credit may adversely affect our ability to obtain financing and could have a material adverse effect on our ability to conduct business.

The uncertainty surrounding the future of the global credit markets has resulted in reduced access to financing and credit worldwide. Major market disruptions and the current adverse changes in global market conditions and the evolving regulatory restrictions in the United States and worldwide may adversely affect our business or impair our ability to obtain funds as needed.  The current adverse market conditions may last longer than we anticipate. These recent and developing economic and governmental factors may have a material adverse effect on our results of operations, financial condition or cash flows and could cause the price of our common stock to decline significantly.  If we require credit financing for any aspect of our conducting business we may not be able to obtain it on a timely basis or on reasonable terms, if at all.

Our business is subject to evolving technology.  If we are unable to upgrade our technologies responsive to changes in the industry our Company could fail.

The markets for all of our products and services are affected by changing technology, new legislation and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services on a timely basis will be a significant factor in our ability to expand, remain competitive and attract new customers. We can give no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or that we will otherwise have the ability to compete effectively in the markets.  If we are unable to remain current with industry developments and upgrade our technologies in response to changes in the industry, the Company could fail and investors could lose their entire investment in the Company.

Our business competes on the basis of the security and integrity of our systems and our mobile software application.  If there is a breach in our security systems, our business and our Company could suffer materially adverse consequences.

We believe that our success depends, in part, on providing secure products and systems to our customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to monitor and ensure quality of our products is periodically reviewed and enhanced. Similarly, we intend to regularly assess the adequacy of our security systems to protect against security breaches and take reasonable measures to protect the integrity of the product for end-users. There can be no assurance that our business will not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations, business or prospects.

Implementation of additions or changes in third-party hardware and software platforms used to deliver our services may result in performance problems and may not provide additionally anticipated functionality, which could result in material and adverse affects on our ability to conduct business.

From time to time, we may implement additions to or changes in the hardware and software platforms we use for providing our services. During and after the implementation of additions or changes, a platform may not perform as expected, which could result in interruptions in operations, an increase in response time or an inability to track performance metrics. In addition, in connection with integrating with our customers, we may move their operations to our hardware and software platforms or make other changes, any of which could result in interruptions in those operations. Any significant interruption in our ability to operate any of our services could have an adverse effect on our relationships with users and clients and, as a result, on our financial results. We rely on a combination of purchasing, licensing, internal development, and acquisitions to develop our hardware and software platforms. Our implementation of additions to or changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated.  In addition, we cannot provide assurance that additions to or changes in these platforms will provide the additional functionality and other benefits that were originally expected.  If we are unable to conform our technology to third-party additions or changes in hardware and software platforms used to deliver our services, our business could be materially and adversely affected.

We rely on third party technology and hardware providers. A failure of service by these providers could adversely affect our business and reputation.

We will rely on third party providers for components of our technology platform, such as hardware and software providers. A failure or limitation of service or available capacity by any of these third party providers could materially and adversely affect our business and reputation with corresponding adverse affects upon the value of your investment in our Company.

Risks Related to the Legal and Regulatory Environment in Which We Operate

Failure to perform under contracts may result in litigation, substantial monetary liquidated damages and contract termination which would materially and adversely affect our business.

Our business may subject us to contractual penalties and risks of litigation, including due to potential allegations that we have not fully performed under contracts or that goods or services we supply are defective in some respect.   Material amounts of liquidated damages could be imposed on us in the future, which could, if imposed, have a material adverse effect on our results of operations, business or prospects and on our ability to continue to conduct business.

Risks Related To Our Stock

Our limited operating history makes evaluation of our business difficult, and may discourage trading in our stock which could adversely affect the price of our stock.

We started to develop our technology in 2009 and has just recently deployed our technology.  We, therefore, have limited historical financial data related to our current business upon which to analyze operating expenses or forecast accurately our future operating results. Our limited operating history will make it difficult for investors to evaluate our business and prospects which may discourage trading in our stock with potential further adverse affect on the price of our stock.

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We will need to raise additional capital to provide cash for our operations. Our current working capital is not expected to be sufficient to carry out all of our plans and to fund our operating losses until we are able to generate enough revenues to sustain our business.  The fact that only generated limited revenues to date may deter potential investors from providing financing.  Uncertainty regarding our ability to generate revenues may make it difficult for us to find financing on acceptable terms.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business will most likely fail.  To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

The market price of our common stock may be volatile which could adversely affect the value of your investment in our common stock.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	significant products, contracts, acquisitions or strategic alliances of our competitors;

•	success of competing products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	regulatory developments in Canada, United States or foreign countries;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

Fluctuations in the value of foreign currencies could result in increased costs and operating expenses which could adversely affect our business.

For our projected international operations, the local currency will be designated as the functional currency. Accordingly, assets and liabilities must be translated into U.S. Dollars at year-end exchange rates, and revenues and expenses will be translated at average exchange rates prevailing during the year.  Fluctuations in the value of other currencies in which we may generate revenues or incur costs may be difficult to predict and could cause us to incur currency exchange losses.  Receivables and liabilities in currencies other than the functional currency could also move adversely to us from the date of accrual by us to the date of actual settlement of receivables or liabilities in a currency other than the functional currency. A disparity between the accrual and settlement amounts due to currency exchange costs could have a material adverse affect on our business. We cannot predict the effect of exchange rate fluctuations on our future operating results.  Future fluctuations in currency exchange rates could materially and adversely affect our business.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on your investment in our common stock will depend on appreciation in the price of our common stock.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.  As a result, the success of your investment in our common stock will depend on future appreciation in its value.  The price of our common stock may not appreciate in value or even maintain the price at which you purchased our shares.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock which could be materially adverse to the value of our common stock.

As of that date of this Report, we have 130,514,138 shares of our common stock issued and outstanding.  We are authorized to issue up to 500,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

We anticipate that our common stock will initially be considered to be a "Penny Stock," which will cause the trading of our stock to be subject to significant regulations that could adversely affect the value of our common stock.

We anticipate that our common stock will initially be a low-priced security, or a “penny stock” as defined under rules promulgated under the Exchange Act.  A stock is a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.  As a result of these effects, the trading value of our common stock could be materially and adversely affected.

Broker-dealer requirements may affect the trading and liquidity of our stock which could materially and adversely affect the value of our common stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effectuating any transaction in a penny stock for the investor's account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.  These requirements could discourage interest in trading in our common stock and could materially and adversely affect the public trading value of our common stock.

Our securities will be subject to sales restrictions imposed by state “Blue Sky Laws” that will limit the States where our stock may be traded and could reduce the public market value of our stock.

State securities regulations may affect the transferability of our shares.  We have not registered any of our shares for sale or resale under the securities or "blue sky" laws of any state.  We do not currently plant to register or qualify our shares for sale or resale in any state.  In many states, but not all states, shareholders can generally make unsolicited sales of securities through registered broker-dealers.  Arkansas, Georgia, Illinois, Louisiana, New York, North Dakota, Ohio, Oregon and Tennessee, do not permit shareholders to make unsolicited sales of securities through broker dealers.  Persons who desire to purchase our shares in any trading market that may develop in the future should be aware that these state regulations may limit sales and purchases of our shares.  The inability to trade or sell our common stock in certain states could materially and adversely affect the public market value of our stock.

If a trading market for our securities develops, it may be volatile which could make it difficult to sell shares of common stock or cause sales of common stock at a loss.

If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history.  Furthermore, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

The equity markets have recently experienced significant price and volume fluctuations that have adversely affected the market prices for many companies' securities.  These fluctuations may not be directly attributable to the operating performance of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell shares of our common stock at a loss.

Shares eligible for future sale may adversely affect the market price of our common stock.  The future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act of 1933, as amended, subject to certain compliance requirements.  In general, under Rule 144, unaffiliated stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the applicable period preceding such sale.  Generally, once a period of six months has elapsed since the date the common stock was acquired from us or from an affiliate of ours, unaffiliated stockholders can freely sell shares of our common stock so long as the requisite conditions of Rule 144 and other applicable rules have been satisfied.  Also generally, twelve months after acquiring shares from us or an affiliate, unaffiliated stockholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings.  Any substantial sales of common stock pursuant to Rule 144 may have an adverse affect on the market price of our common stock.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

Our principal executive offices are located at 24 Ripley Avenue, Toronto, Ontario, M5S 3N9.  We have a month to month lease, with a cost of approximately $2,260.00 per month, which commenced in February 2011. We believe that this property is adequate for our current operating needs.  At the present time, we do not own any real estate.  We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3:	LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4:	RESERVED

Not Applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share (the "Common Stock"), is traded on the OTC Bulletin Board market under the symbol "PYMB." Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ending December 31, 2011, and 2010, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2010	High	Low

First Quarter	0.60	0.01
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

Year 2011	High	Low

First Quarter	0.50	0.04
Second Quarter	1.02	0.20
Third Quarter	2.08	0.80
Fourth Quarter	1.70	0.45

Holders

As of the date of this Report there are 130,514,138 shares of common stock issued and outstanding.

As of the date of this Report there are 88 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Dividend Policy

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

ITEM 6:	SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report.  Some of the statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
•	Our ability to raise capital when needed and on acceptable terms and conditions;
•	The intensity of competition;
•	General economic conditions; and
•	Changes in government regulations.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operation

 We have signed contracts with two customers for the deployment of prepaid VISA cards. The Company has also been named as a Program Manager together with an affiliated company to issue reloadable cards for a municipal city. We expect to deploy two customers by the end of the first quarter and to begin generating user fees.

During the next twelve months, we intend to focus our efforts on launching our existing customers and acquiring new customers. We will have to concentrate further efforts on raising capital to support our new deployment as well and development plans.  We expect the sales cycle with customer to take approximately six months, covering the period from initiation of our sales solicitation through technical demonstrations, testing, negotiations and closing of contracts to successful launch of Cards. We will continue our sales and marketing program.

Our Affiliated Company, SelectCore Ltd. provides the back office and systems for reporting our card activity. We have developed our mobile messaging component for reporting to the individual card holder. We expect to begin migrating all back office processes to our own location and management in 2012.

Results of Operations

Pay Mobile, Inc., (Paymobile or the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada. On March 24, 2011, the Company amended its Articles of Incorporation to change its name to Pay Mobile, Inc.

On May 15, 2011, we completed a reverse acquisition transaction through a share exchange with whereby we acquired all of the issued and outstanding shares of common stock of Paymobile, Inc. Delaware in exchange for 80,000,000 shares of our common stock, par value $0.0001 per share.  Contemporaneous with this transaction, our past President and National Business Investors agreed to collectively cancel 50,000,000 shares of our common stock.  Subsequent to the transactions described herein, the Company had a total of 126,214,138 shares of common stock issued and outstanding and Paymobile's former shareholders became the majority shareholders of the Company, holding shares which constituted approximately 63.4% of the then issued and outstanding shares.  As a result of the reverse acquisition, Paymobile, Inc. became our wholly owned subsidiary and its stockholders became our controlling stockholders. The share exchange transaction with Paymobile was treated as a reverse acquisition, with Paymobile as the accounting acquirer and the Company as the legal survivor.  Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Paymobile.

We have concentrated our efforts on developing our business strategy and obtaining financing.  We have three contracts signed and are ready to launch with two of these customers. We have continued to develop our sales and marketing program and have approximately twelve customers in various stages of contract negotiations.   There is no guarantee that we will be able to successfully launch our card programs or that it will generate sufficient revenue to sustain our operations.

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash of $34,517. The current cash on hand in our bank accounts will not be sufficient to maintain our operations. We have accounts receivable of $45,170 relating to the production of Cards for a client which was collected in January 2012. We have prepaid Director & officer insurance in the amount of $8,760.

Current liabilities totaled $438,771 and include a payable of $375,865 to an affiliated Company for licenses and expenses paid on our behalf. Accrued consulting totaled $39,600.

As an early stage company, we have limited capital and limited operating resources. In Fiscal 2011, we raised $450,000 from an accredited investor  and to date in 2012, a further $700,000 from two accredited investor’s . All of these events were reported by us in Form 8-K’s filed with the SEC on July 22, 2011, October 3, 2011, February 12, 2012,and March 8,2012 respectively, which 8-K’s are incorporated by reference herein.  The funds raised in the prior will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products.

The cash on hand in our bank accounts is not sufficient to maintain our operations. We estimate our total overhead, costs and expenses and payment of our payables will be approximately $2,000,000.  We need additional amounts of funding in order to expand our operations.

Management believes that without obtaining additional financing while we are developing an ongoing source of revenue, we will not be able to maintain our operations. Although we have actively been pursuing new business opportunities, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Results of Operations for the Twelve Months Ended December 31, 2011 and December 31, 2010

Income

We did not generate any revenue for the year ended December 31, 2010. During the year ended December 31, 2011 we have two contracts in place and have recorded $225,987 in revenue related to Cards that were ordered and shipped. We expect full commercial launch in May 2012.  During 2011, we concentrated our efforts on developing our business strategy and obtaining financing.  We have commenced our sales and marketing program and currently have an additional twelve customers in various stages of sales and contract negotiations.

Expenses

For the twelve months ended December 31, 2011, the Company incurred $998,105 in total expenses. This was an increase from the twelve months ended December 31, 2010, when the Company incurred $139,512 in total expenses.

General and admin expenses for the twelve months ended December 31, 2011 were $247,610 and included $109,981 for systems development, computer, card production and internet expenses. The Company incurred legal, accounting and audit fees of $32,207 for the twelve month period ended December 31, 2011 in connection with the creation of all required public company filings, audit, internal corporate needs, and reporting conformance. The Company’s rent and office expenses for the twelve month period ended December 31, 2011 were $41,577. These expenses were for the head office of the Company in Toronto, Ontario. The Company incurred transfer and filing fees of $23,949 in the twelve month period ended December 31, 2011.The Company incurred marketing, travel and investor relations expenses of $15,504 for the twelve month period ended December 31, 2011 in the creation and printing of investor information, product information and presentations. The Company’s communications costs for the twelve month period ended December 31, 2011 were $8,195. Communication costs were incurred for office, cellphone and long distance charges. The Company incurred General Liability and Director and Officer Insurance costs of $12,264 for the twelve month period ended December 31, 2011.  In 2010, in total, the Company incurred $14,512 of General and Admin expenses of which $13,950 was legal and audit expenses.

The Company incurred processing fees of $205,785 for the twelve month period ended December 31, 2011. These fees are paid to a Credit Union that provides our customers access to prepaid cards. The Company incurred processing fees of $125,000 for the twelve month period ended December 31, 2010.

The Company incurred consulting costs of $297,210 for the twelve month period ended December 31, 2011. Consulting includes monthly fees paid to our President, CEO and CFO, our VP of Sales, Controller, Creative director, and our project managers.

The Company incurred a License fee of $247,500 for the twelve month period ended December 31, 2011. This is a onetime fee for a perpetual Point of Sale license which was paid to an affiliated Company.

Our Plan of Operation for the Next Twelve Months

Our path to sustained operations is based upon completing the following work plan over the next twelve months:

Complete the launch of our card program with our existing customers

Continue to raise capital to maintain operations until cash flow positive

Continue to negotiate and win contracts with client prospects currently identified

Continue to market our card programs to new clients

Continue to develop and expand our systems capabilities and mobile offering

Convert our outsourced back office processing to be managed internally by Paymobile

Attract new executives and employees to manage projected growth.

Marketing Plan

Our marketing plan is a combination of cold calling, referrals from our Credit Card issuer, branding, communication, presentations, and meetings other corporate entities.  Specifically, our plan calls for:

1. Attending and participating in Card Issuer association events / tradeshows in order to meet prospective clients and speak about card program opportunities.

2. Review each geographical region to determine additional corporate clients currently providing similar services to our existing clients and customers that have shown interest in our Card programs.

3.    We have hired an additional Marketing employee to cold call Companies in Industries we believe our Card program provide a completive advantage and cost savings.

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking financing in the amount of $2,000,000.

Contractual Obligations and Other Commercial Commitments

We have monthly commitments for the rental of our head office at a rate that approximates $2,260 per month as well as to our Financial Institution partner of approximately $15,000 per month.

Warrants

As of December 31, 2011, we had no outstanding warrants.

Common Stock

As of December 31, 2011, there were 129,114,138 shares issued and outstanding, of which 80,000,000 are restricted.

Significant Business Challenges

In addition to the challenge of raising adequate capital in order to fully deploy our business plan, the significant business challenges that our management expects to encounter over the next year and beyond, as well as the known trends, demands, uncertainties that may affect our Company’s financial condition include the following matters:

•
If our product does not perform as anticipated, we may be unable to obtain contracts with, or if we are able to enter into contracts but the product is not performing, we could become subject to litigation, which in either case could adversely affect our financial condition;

•
We rely on a small management team and a small group of employees who may not be able to be fully responsive to all aspects of operating our business, and if we increase our personnel the additional administrative and overhead costs could be burdensome, which in either case could adversely affect our financial condition;

•
The international focus of our business model implicates higher costs and expenses than domestic companies, compliance with local laws, business practices favoring local competitors, compliance with multiple, conflicting and changing governmental laws and regulations as well as changing governments, any of which could adversely affect our financial condition;

•	We expect competition in our target markets which could force us to lower our pricing, reduce our margins, lower our market share and reduce expectations of profitability;

•	Our business is subject to evolving technology and if we are unable to upgrade our technologies responsive to changes in the industry our financial condition could be adversely affected;

•	We will rely on third party technology and hardware providers and if there is a failure of the products or services rendered by these providers our financial condition could be adversely affected;

•
Implementation of additions or changes in third-party hardware and software platforms used to deliver our services to our customers and end-users may result in performance problems which could adversely affect our financial condition;

•
International contracts will subject us to foreign currency exchange risks, different pricing environments; different tax regimes and regional economic and political conditions.  Any of these factors, either individually or collectively, could have a material adverse effect on our business and results of operations; and

Publicly Reporting Company Considerations

We will face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $100,000 annually which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this Report.  Subsequent to the next twelve month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our revenues.  We must structure, establish, maintain and operate our Company under corporate policies designed to ensure compliance with all required public company laws, rules, regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes-Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated thereunder.  Some of our more significant challenges of being a publicly reporting company will include the following:

•
We will have to carefully prepare and file in the format mandated by the SEC all periodic filings required by the Securities Exchange Act of 1934 (Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and interim reports of material significant events on Form 8-K), as well as insider reporting compliance for all officers and director under Section 16 of the Securities Exchange Act of 1934 on Forms 3, 4 and 5;

•
In addition to auditing our annual financial statements and maintaining our books and records in accordance with the requirements of the Securities Act of 1934, we will have to prepare and submit our accounting controls and procedures for audit in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires increased corporate responsibility and accountability;

•	We will have to assure that our Board committee charters, corporate governance principles, Board committee minutes are properly drafted and maintained;

•
We will have to carefully analyze and assess all disclosures in all forms of public communications, including periodic SEC filings, press releases, website postings, and investor conferences to assure legal compliance;

•
We will have assure corporate and SEC legal compliance with respect to proxy statements and information statements circulated for our annual shareholder meetings, shareholder solicitations and other shareholder information events;

•	We will have to assure securities law compliance for all equity-based employee benefit plans, including registration statements and prospectus distribution procedures;

•
We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals and developments, as well as assess the rules of Public Company Accounting Oversight Committee on governance procedures of Company and our audit committee;

•	We will have to comply with the specific listing requirements of a stock exchange if we qualify and apply for such listing;

•	Being a public company increases our director and officer liability-insurance costs;

•	We will have to engage and interface with a Transfer Agent regarding issuance and trading of our common stock, which may include Rule 144 stock transfer compliance matters; and

•	We will incur additional costs for legal services as a function of our needs to seek guidance on securities law disclosure questions and evolving compliance standards.

In addition to the foregoing, our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance program and our accounting controls and procedures.  We have assigned a high priority to corporate compliance and our public company reporting obligations, however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease operations.

Our actual results may differ from our projections if there are material changes in any of the factors or assumptions upon which we have based our projections.  Such factors and assumptions, include, without limitation, the development of our proprietary technology platform and our products, the timing of such development, market acceptance of our products, protection of our intellectual property, our success in implementing our strategic, operating and personnel initiatives and our ability to commercialize our products, any of which could impact sales, costs and expenses and/or planned strategies and timing.  As a result, it is possible that we may require significantly more capital resources to meet our capital needs.

Off-Balance Sheet Arrangements

None.

ITEM 7A:	QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year.  We expect that our planned operations will engender market risk, particularly with respect to foreign currency exchange rate risk.  We intend to implement an analysis and assessment program which will on a regular basis determine exposures of Pay Mobile to such risks.  We expect to report the results of all such quantitative and qualitative risk assessments prior to entering into any material agreements, and on an annual basis to our audit committee so that responsive risk management measures can be discussed and actions taken to the extent reasonably feasible. Inflationary factors in the future, such as increases in overhead costs, may adversely affect our operating results.  A high rate of inflation in the future may have an adverse effect on our ability to manage selling, general and administrative expenses as a percentage of net revenues if our revenues do not increase with these increased costs.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements have been examined to the extent indicated in their report by Paritz & Company, P.A. for the year ended December 31, 2011, and the year ended December 31, 2010, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-2 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Paymobile, Inc.

We have audited the accompanying balance sheets of Paymobile, Inc. as of December 31, 2011 and 2010 and the related statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paymobile, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2011 the Company has a shareholder deficiency of $324,573 and negative working capital of $350,324. The continuation of the Company as a going concern is dependent on, among other things, the Company's ability to obtain necessary financing to repay debt that is in default and to meet future operating and capital requirements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Hackensack, New Jersey April 19, 2012

PAY MOBILE, INC.
Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash and equivalents	$34,517	$88
Accounts receivable	45,170	0
Prepaid Insurance	8,761	0

Total current assets	88,448	88

OTHER ASSETS
Deposits	25,750	0

Total Assets	$114,198	$88

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$438,771	$2,543

Total liabilities	438,771	2,543

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value 50,000,000 (2010-25,000,000) shares authorized, 0 issued and outstanding	0	0
Common stock $0.0001, authorized 500,000,000 (2010 – 300,000,000) shares; 129,114,138 (2010 – 126,214,138) issued and outstanding	12,911	12,621

Additional paid in capital	574,146	124,436

Deficit	(911,630)	(139,512)

Total stockholders’ deficiency	(324,573)	(2,455)

Total Liabilities and Stockholders’ Deficiency	$114,198	$88

PAY MOBILE, INC.
Statements of Operations

	Years Ended December 31,
	2011	2010

REVENUES
Card manufacturing	$225,987	$0
Total revenues	225,987	0

OPERATING EXPENSES
General and administrative	247,610	14,512
Processing fees	205,785	125,000
Consulting	297,210	0
License fee	247,500	0

Total expenses	998,105	139,512

Net loss	$(772,118)	$(139,512)

Basic net loss per weighted average share	$(0.01)	$(0.00)

Weighted average number of shares	127,431,398	126,214,138

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.

Statements of Stockholders’ Equity

			Add’tl
			Paid in
			Capital		Total
	Number of		in		Stockholders’
	Common	Common	Excess		Equity
	Shares	Stock	of Par	Deficit	(Deficit)

Balance March 9, 2009	126,190,138	12,619	114,838		127,457
Sale of shares	24,000	2	9,598		9,600
Net loss 2010				(139,512)	(139,512)
Balance December 31, 2010	126,214,138	12,621	124,436	(139,512)	(2,455)
Sale of shares July 21, 2011	2,500,000	250	249,750		250,000
Sale of shares Sept. 30, 2011	400,000	40	199,960		200,000
Net Loss 2011				(772,118)	(772,118)
Balance December 31, 2011	129,114,138	12,911	574,146	(911,630)	(324,573)

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.
(Statements of Cash Flows)

	Year Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(772,118)	$(139,512)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes in operating assets and liabilities:
Increase in prepaid expenses	(8,760)	0
Increase in accounts receivable	(45,170)	0
Increase in security deposit	(25,750)	0
Increase in accounts payable and accrued liabilities	433,770	130,000

Net cash used by operating activities	(418,028)	(9,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired in reverse merger	2,457	0
Proceeds from issuance of common stock	450,000	9,600
Net cash provided by financing activities	452,457	9,600

Net increase in cash	34,429	88

CASH, beginning of period	88	0
CASH, end of period	$34,517	$88

PAY MOBILE, INC.
Notes to Financial Statements

(1) Summary of Significant Accounting Policies

History and business description

Pay Mobile, Inc., (Paymobile or the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada. On March 24, 2011, the Company amended its Articles of Incorporation to change its name to Pay Mobile, Inc.

On March 24, 2011, the Company entered into a Share Exchange Agreement (the Agreement) with Paymobile, Inc., a Delaware corporation and its shareholders pursuant to which the company issued 80,000,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding shares of Pay Mobile, Inc., a Delaware corporation. In addition, at closing, two shareholders agreed to cancel 50,000,000 shares owned by them and the Company agreed to change the name to Pay Mobile, Inc. The Company also forward split the Company’s common stock 2-1.The transaction closed on May 16, 2011.

Pay Mobile, Inc. was incorporated on March 9, 2009 in the State of Delaware as Bluufish Networks Inc. and changed its name to Pay Mobile, Inc. on February 24, 2011.  During the fourth quarter of 2011 Paymobile began commercial sales of its products and service and is a no longer considered a development stage company as defined by current authoritative literature. The Company sells products and services related to reloadable VISA cards, (“Cards”) and all business activities ancillary or related thereto.

In October, the Company approved a 1 for 2 reverse share split effectively cancelling the forward 2 for 1 split previously completed in May 2011. As a result of this action, at December 31, 2011 the Company had 129,114,138 common shares outstanding.

Basis of Consolidation

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents. The Company maintains cash balances at various financial institutions in Canada. Accounts at each institution are insured by the Canada Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the insured limits. The Company has not experienced any losses in such accounts.

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

Paymobile will enter into contracts with customers to provide reloadable Cards. Upon delivery of the Cards to the Customer for transfer of value to the Cards, Paymobile will invoice for the service fee.

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

In July of 2011, the Company issued 2,500,000 shares for $250,000. In September of 2011, the Company issued 400,000 shares for $200,000.

(3) Going Concern:

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s’ ability to continue as a going concern, as reflected by the Company’s Stockholders’ Deficiency of $324,573 at December 31, 2011. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(4)  Income Taxes

The Company has approximately $912,000 of net operating loss carryforwards available to reduce future taxable income which expire from 2012 to 2031.  Utilization of these carryforwards may be revised under Internal Revenue Code section 382 that reduces utilizable losses following a greater than 50% ownership change as determined under regulations.

The comparison of income tax expense at the U.S. statutory rate of 35% in tax years 2011 and 2010, to the Company’s effective tax is as follows:

	December 31,
	2011	2010

U.S. Statutory Rate of 35%	$(270,241)	$(48,829)
Valuation Allowance on U.S. Net Operating Loss	270,241	48,829
Effective Tax	$-	$-

Deferred income taxes are summarized as follows:

Available net operating losses	$(319,071)	$(48,829)
Valuation allowance	319,071	48,829
	$-	$-

(5)  Commitments:

The Company is obligated under contract to pay a Credit Union a monthly fee to allow the customers of Paymobile Inc. to have access to reloadable cards. The Credit Union is entitled to share in fees charged to merchants for use of the cards. In addition the Credit Union earns interest income on the unspent balance on the cards. The minimum payments due are as follows:

2012 - $ 180,000
2013 - $ 180,000
2014 - $  45,000
Total  $ 405,000

(6) Subsequent Events:

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued, and other than discussed below, there were no material subsequent events as of that date.

The Company completed equity financings of $700,000 from two accredited investor in February and March 2012. The Company issued 1,400,000 common shares.

On March 12, 2012 the Company signed a letter of intent to purchase the assets of a complimentary business. The terms of the letter of intent required Paymobile to put a refundable deposit of $500,000 in trust. On closing, Paymobile will be required to pay a further $500,000 and $1,000,000 payable 90 days from closing. Closing is scheduled in April 2012.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our accountants regarding accounting and financial disclosure.

ITEM 9A:               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of the Chief Executive Officer / Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Accordingly, based on our assessment we have concluded that, as of December 31, 2011 our internal controls over financial reporting were effective based on those criteria outlined under the Securities Exchange Act.  Our Chief Executive Officer / Chief Financial Officer has evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings  and believes that our disclosure controls and procedures were effective based on the required evaluation as of the date of this Report.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of December 31, 2011:

Name	Age	Position
Gino Porco	43	Chief Executive Officer, President and Chief Financial Officer, Director
Peter Strang	43	Director

Biographical Information Regarding Officers and Directors

Gino Porco is currently serving as our President, Chief Executive Officer and Chief Financial Officer. Mr. Porco is responsible for the company's technology initiatives including the planning, development and performance for device applications and technologies that drive the various offerings of the company. Mr. Porco has been the President and Director of Paymobile, Inc. (Delaware) since March 2009, Mr. Porco was founded and invented MyScreen Mobile in 2007; he oversaw the development of the company's technology initiatives from planning stage through development and performance testing. Gino has supervised multiple development teams working on both network development and infrastructure. Its unique patent-pending technology delivers a full-screen, incentive-based advertisements directly to the mobile phones of opt-in subscribers. Mr. Porco remains Chairman of Myscreen's Advisory board. Mr. Porco has supervised multiple development teams working on both network development and infrastructure and device applications and technologies, driving our various core offerings.  Since September 2002 to the current date, Mr. Porco has been President of Envenia Networks, which designs and implements best-of-breed, carrier-class voice networking solutions.  Mr. Porco has consulted on various telecommunication projects, lending expertise to the development of Sky Voice, Digital World, Power Telephone, Carrier and Compu-call communication, as well as various internet projects since its rise to prominence in the late 1990’s.

Peter Strang began his professional career in real estate development. Mr. Strang has been President of NAC Investments Limited since January 1997. For the past decade his focus has been strategic in raising both seed and growth capital for a number of technology related companies in North America. Mr. Strang's entrepreneurial spirit and strong sense of market change and opportunity has led Mr. Strang to become a founder of several telecom based companies.

Mr. Strang's global network combined with his hands on experience is an invaluable asset in Pay mobile’s future growth strategy for both North America and beyond.

Term of Office

All of our directors are appointed for a one-year term to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

At the present time, we have no key employees. All of our officers and directors are currently hired as Consultants on a month to month basis.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director (or person nominated to become director), executive officer, founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2011, the filing requirements were not met. However, we anticitpate that these filings will be made in the second quarter of this year.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To the knowledge of the Company, there have been no reported violations of the Code of Ethics.  In the event of any future amendments to, or waivers from, the provisions of the Code of Ethics, we intend to describe on our Internet website, http://investor.paymobile.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Whistleblower Procedures Policy

In accordance with the requirements of Section 301 of the Sarbanes-Oxley Act of 2002, the Board of Directors of the Company has adopted a Whistleblower Procedures Policy, stating that all employees of the Company and its subsidiaries are strongly encouraged to report any evidence of financial irregularities which they may become aware of, including those with respect to internal controls, accounting or auditing matters.  Under the Whistleblower Procedures Policy, the management of the Company shall promptly and periodically communicate to all employees with access to accounting, payroll and financial information the means by which they may report any such irregularities.  In the event an employee is uncomfortable for any reason reporting irregularities to his or her supervisor or other management of the Company, employees may report directly to any member of the Board of Directors of the Company.  The identity of any employee reporting under these procedures will be maintained as confidential at the request of the employee, or may be made on an anonymous basis.  Notice must be provided to all of the Company’s employees with access to accounting, payroll and financial information in respect of these procedures.

The Company does not have any Committees of the Board

Director Nominations

There have been no changes in the year ended December 31, 2011 to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11:	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($)	Total

Gino Porco, President, Chief Executive Officer and Chief Financial Officer	2011	$60,115	NIL	$60,115

(1)	No other officers earned over $100,000 in any of the two preceding fiscal years, other than as set forth above.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

For the years ended December 31, 2011 and December 31, 2010, the directors were not awarded any options or paid any cash compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2011 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below assumes all share cancellations as disclosed are completed and reflects each holder’s ownership interest in the 130,514,138 shares of Pay Mobile’s common stock issued and outstanding as of April 18, 2012. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 24 Ripley Ave., Toronto, Ontario, Canada.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Gino Porco (1)	16,250,000	12.54%
Peter Strang (2)	16,250,000	12.54%
SelectCore Ltd.(3)	27,500,000	21.23%

All directors and executive officers as a group (2 persons)	32,500,000	25.08%

(1)	All of such shares are held by 6887520 Canada Inc., which is beneficially owned entirely by Mr. Porco.
(2)	All of such shares are held by 2266927 Ontario Inc., which is beneficially owned entirely by Mr. Strang.
(3)	SelectCore Ltd. is a public Company trading on the TSX Venture Exchange TSX-V:SCG

Potential Changes in Control

At the present time, there are no arrangements known to Pay Mobile, including any pledge by any person of securities of Pay Mobile, the operation of which may at a subsequent date result in a change in control of Pay Mobile.

Stock Option Plan Information

To date, Pay Mobile has not adopted a Stock Option Plan.  Pay Mobile may adopt an option plan in the future.

Adverse Interests

The Company is not aware of any material proceeding to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of the Company’s voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Except as otherwise disclosed herein, since the beginning of the last fiscal year Pay Mobile has not entered into any other transactions, nor are there any currently proposed transactions, in which Pay Mobile was, or is, to be a participant and in which any related person had or will have a direct or indirect material interest.

During the past five years, none of the following occurred with respect to any founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2011, totaled $11,500.  The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2010, totaled $5,000.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the years ended December 31, 2011 and December 31, 2010, and which are not disclosed in “Audit Fees” above, were $0..

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2011, were $NIL. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2010, were $400.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended December 31, 2011 and December 31, 2010, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Paritz & Company,  P.A during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

 PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Financial Statements Financial Statements for the period from inception (March 6, 2009) to December 31, 2011.

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAY MOBILE, INC.

By:	/s/ Gino Porco
Name:	Gino Porco
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:   April 20, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gino Porco, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gino Porco
Name:	Gino Porco
Title:	Director, Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:	April 20, 2012

/s/ Peter Strang
Name:	Peter Strang
Title:	Director
Dated:	April 20, 2012