Form 10-Q
period 2012-03-31
Pay Mobile, Inc
filed 2012-05-11
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2012 Commission file no.: 0-11596

PAY MOBILE, INC.
------------------------------------------------------------
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
--------------------------------------------------------
(Title of class)

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☐  No   ☒

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	|☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2012, there were 130,514,138 shares of voting stock of the registrant issued and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

PAY MOBILE, INC.
Balance Sheets

	UNAUDITED	AUDITED
	March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and equivalents	$112,436	$34,517
Accounts receivable	1,990	45,171
Prepaid Insurance	3,503	8,760

Total current assets	117,929	88,448

OTHER ASSETS
Deposits (Note 2)	525,750	25,750

Total Assets	$643,679	$114,198

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$406,443	$438,771
Short term loan payable (Note 3)	250,000	0

Total liabilities	656,443	438,771

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001, authorized 50,000,000 shares, 0 issued and outstanding	0	0
Common stock $0.0001, authorized 500,000,000 shares; 130,514,138 (2011 – 129,114,138) issued and outstanding	13,051	12,911
Additional paid in capital	1,274,006	574,146

Deficit	(1,299,821)	(911,630)

Total stockholders’ deficiency	(12,764)	(324,573)

Total Liabilities and Stockholders’ Deficiency	$643,679	$114,198

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.
Statements of Operations

	UNAUDITED Three Months Ended March 31,
	2012	2011

REVENUES
Card manufacturing	$0	$0

OPERATING EXPENSES	0	0
General and administrative	127,032	17,613
Processing fees	68,832	0
Consulting	192,327	0

Total expenses	388,191	17,613

Net loss	$(388,191)	$(17,613)

Basic net loss per weighted average share	$(0.00)	$(0.00)

Weighted average number of shares	129,580,072	94,964,138

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.

Statements of Stockholders’ Equity

UNAUDITED

	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit	Total Stockholders’ Equity (Deficit)

Balance March 9, 2009	126,190,138	12,619	114,838		127,457
Sale of shares	24,000	2	9,598		9,600
Net loss 2010				(139,512)	(139,512)
Balance December 31, 2010	126,214,138	12,621	124,436	(139,512)	(2,455)

Sale of shares July 21, 2011	2,500,000	250	249,750		250,000
Sale of shares Sept. 30, 2011	400,000	40	199,960		200,000
Net Loss 2011				(772,118)	(772,118)
Balance December 31, 2011	129,114,138	12,911	574,146	(911,630)	(324,573)

Sale of shares Feb.14, 2012	400,000	40	199,960		200,000
Sale of shares March 3, 2012	1,000,000	1000	499,000		500,000
Net Loss March 31, 2012				(388,191)	(388,191)
Balance March 31, 2012	130,514,138	13,951	1,273,106	(1,299,821)	(12,764)

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.
(Statements of Cash Flows)

	UNAUDITED
	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(388,191)	$(17,613)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes in operating assets and liabilities:
Decrease in prepaid expenses	(5,256)	0
Decrease in accounts receivable	(43,181)	0
Increase (decrease) in accounts payable and accrued liabilities	64,547	(12,087)

Net cash used by operating activities	(372,081)	(29,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit held in trust for acquisition	(500,000)	0

Net cash used in investing activities	(500,000)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Draw on line of credit	0	40,000
Short term loan	250,000
Proceeds from issuance of common stock	700,000	0
Net cash provided by financing activities	950,000	40,000
Net increase in cash	77,919	10,300

CASH, beginning of period	34,517	1,589
CASH, end of period	$112,436	$11,889

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

In October, the Company approved a 1 for 2 reverse share split effectively cancelling the forward 2 for 1 split previously completed in May 2011. On March 31, 2012 the Company had 130,514,138 common shares outstanding.

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

(2) Deposits:

The Company maintains a $25,750 deposit with the financial Institution that issues the VISA Cards used by its customers.

On March 12, 2012 the Company signed a letter of intent to enter into an exclusive technology license agreement for a complimentary business. The terms of the letter of intent required Paymobile to put a refundable deposit of $500,000 in trust.

(3) Short Term Loan Payable:

The Company borrowed $250,000 from a non-related individual in March. The loan was non-interest bearing and was repaid  In May 2012.

(4) Stockholders Equity:

On September 23, 2011 the Company filed Amended Articles of Incorporation to increase its authorized Common Stock, par value $0.0001 from 300,000,000 shares to 500,000,000 shares and to increase its authorized Preferred Stock, par value $0.0001 from 25,000,000 shares to 50,000,000 shares.

In February of 2012, the Company issued 400,000 shares for $200,000. In March of 2012, the Company issued 1,000,000 shares for $500,000.

(5) Going Concern:

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s’ ability to continue as a going concern, as reflected by the Company’s Stockholders’ Deficiency of $12,764 at March 31, 2012. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(6)  Commitments:

The Company is obligated under contract to pay a Credit Union a monthly fee to allow the customers of Paymobile Inc. to have access to reloadable cards. The Credit Union is entitled to share in fees charged to merchants for use of the cards. In addition the Credit Union earns interest income on the unspent balance on the cards. The minimum payments due are as follows:

2012 - $ 189,000
2013 - $ 252,000
2014 - $  63,000
Total  $ 504,000

(7) Subsequent Events:

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued, and other than discussed below, there were no material subsequent events as of that date.

The Company completed convertible debt financings of $1,225,000 from accredited investors in May 2012.

On March 12, 2012 the Company signed a letter of intent to enter into an exclusive technology license agreement for a complimentary business. The terms of the letter of intent required Paymobile to put a refundable deposit of $500,000 in trust. The transaction closed on May 3, 2012 and Paymobile paid a further $500,000 and is obligated to pay a further $1,000,000 90 days from closing.

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

Paymobile generates revenues from the following sources among others:

	Card sales and activation fees
	Reload fees
	Private brand and co-brand fees
	Program setup fees
	Float interest
	Interchange
	Transaction fees
	ATM fees
	Monthly card fees
	Data mining fees
	Money transfer fees

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

Comparison of Operating Results for the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Revenues

The Company did not generate any revenue from operations for the three months ended March 31, 2012 or 2011.

Operating Expenses

Operating expenses were $388,191 for the three months ended March 31 2012 and mainly consisted of fees paid to Consultants in the amount of $192,327 and Processing fees of $68,834. General and administrative expenses totaled $127,032 and included system development expenses of $37,400, computer software expenses of $19,782, telephone expenses were $10,518 and legal expenses were $10,696. Operating expenses for the three months ended March 31, 2011 were $17,613 and included legal fees of $8,980 general and administrative of 7,411 and interest expense of $1,222.

Net Loss

Our net loss was $388,191 for the three months ended March 31 2012 compared to a net loss of $17,613 for the three months ended March 31, 2011.

At March 31 2012, our accumulated deficit was $1,299,821.

Assets and Liabilities

Our total assets were $643,679 at March 31 2012, consisting of $112,436 in cash, a security deposit of $25,750, prepaid insurance of $3,503, receivables of $1,990. The Company also had a $500,000 deposit to purchase the assets of a complimentary business. The terms of the letter of intent required Paymobile to put a refundable deposit of $500,000 in trust. The transaction closed on May 3, 2012

Total Current Liabilities are $656,443 at March 31 2012. Our accounts payable total $406,443 and the company borrowed $250,000.

Financial Condition, Liquidity and Capital Resources

At March 31 2012, we had cash of $112,436. Our working capital is not sufficient to fund the business plan of the Company. There can be no assurance that our financial condition will improve. We have not generated cash flows from operations. Consequently, we have been dependent upon our financing efforts and our line of credit to fund our cash requirements. We have raised $700,000 through sales of Common stock during the quarter ended March 31,2012 and a further $1,225,000 of Convertible debt financing in May 2012.

As of March 31 2012, we had a working capital deficit of $538,514.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Plan of Operation

On March 24, 2011, we entered into a Stock Exchange Agreement (the “Agreement”), with the Company as the Issuer, and Paymobile, Inc., a Delaware corporation (“Paymobile Delaware”) and its shareholders. The material terms of the Agreement provided that the Paymobile Delaware shareholders would be issued a total of 80,000,000 shares of common Stock of the Issuer and simultaneously therewith, the Issuer’s past President and National Business Investors have agreed to collectively return to treasury and cancel 50,000,000 of their shares of Common Stock.  In connection with the consummation of the Agreement, Francisco Terreforte resigned as sole officer and director of the Company and Gino Porco was appointed as a Director, President, CEO and CFO of the Company and Peter Strang was appointed as a Director of the Company. We completed the Agreement on May 16, 2011. We are currently developing our technology and pursuing a number of revenue opportunities. We recognized our first revenue in the fourth quarter of 2011 from our first corporate customer and have signed two additional corporate customers. On March 12, 2012 the Company signed a letter of intent to purchase the assets of a complimentary business. The terms of the letter of intent required Paymobile to put a refundable deposit of $500,000 in trust. The transaction closed on May 3, 2012 and Paymobile paid a further $500,000 and is obligated to pay a further $1,000,000 90 days from closing. We intend on fully integrating the purchase within 90 days as well as raising additional financing of $2,000,000.

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

As previously reported in our 8-K’s, in February 2012, the Company issued 400,000 shares of restricted common stock for $200,000. In March 2011, the Company issued 1,000,000 shares of restricted common stock for $500,000.

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending March 31, 2012, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)  The exhibits required to be filed  herewith by Item 601 of  Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------
31.1    *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1    *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

May 10, 2012 By:	PAY MOBILE, INC. /s/ Gino Porco --------------------------- Gino Porco Chief Executive Officer, Chief Financial Officer