Form 10-Q
period 2012-06-30
Pay Mobile, Inc
filed 2012-07-26
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2012 Commission file no.: 0-11596

PAY MOBILE, INC.

(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

7695 S.W. 104th Street, Suite 210 Miami, FL	33156
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (305) 663-7140

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
☒ Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As at June 30, 2012, and as of July 25, 2012 there are 94,964,138 shares of voting stock of the registrant issued and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5

PAY MOBILE, INC.
Balance Sheets

	UNAUDITED	AUDITED
	June 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and equivalents	$15,000	$34,517
Current assets of discontinued operations	0	53,931
Total current assets	15,000	88,448

OTHER ASSETS
Other assets of discontinued operations	0	25,750

Total Assets	$15,000	$114,198

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Current liabilities of discontinued operations	$0	$438,771

Total liabilities	0	438,771

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001, authorized 50,000,000 shares, 0 issued and outstanding	0	0
Common stock $0.0001, authorized 500,000,000 shares; 94,964,138 (2011 – 129,114,138) issued and outstanding	9,496	12,911
Additional paid in capital	1,388,745	574,146
Deficit	(1,383,241)	(911,630)

Total stockholders’ equity (deficiency)	15,000	(324,573)

Total Liabilities and Stockholders’ Equity	$15,000	$114,198

PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Operations
 (unaudited)

	Three Months				Six Months				Period from October 1, 2003 (Inception) through
	2012		2011		2012		2011		June 30, 2012

Loss from discontinued operations		88,348		117,020		473,823		170,743	1,383,241

Net loss		$(88,348)		$(117,020)		$(473,823)		$(170,743)	$(1,383,241)

Basic net loss per weighted average share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Weighted average number of shares		94,964,138		96,964,138		94,964,138		94,964,138

PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Six Months Ended June 30,
(unaudited)

			From October 1, 2003 (Inception) through
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by discontinued operations	$(19,517)	$2,457	$15,000

Net increase (decrease) in cash	(19,517)	2,457	15,000

CASH, beginning of period	34,517	88	0

CASH, end of period	$15,000	$2,515	$15,000

PAY MOBILE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the three and six months ended June 30, 2012 and 2011 is unaudited)

Interim financial information

The financial statements for the six months ended June 30, 2012 and 2011 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(1)	Summary of Significant Accounting Policies

Pay Mobile, Inc., (the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada. On March 24, 2011, the Company amended its Articles of Incorporation to change its name to Pay Mobile, Inc.

On March 24, 2011, the Company entered into a Share Exchange Agreement (the Agreement) with Pay Mobile, Inc. (PMD) a Delaware corporation and its shareholders. Pursuant to the terms of the Agreement, the company issued 80,000,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding shares of PMD. In addition shareholders agreed to cancel 50,000,000 shares owned by them.

On June 11, 2012 the Company entered into a Rescission Agreement whereby the Company rescinded the previous Agreement for the exchange of common stock dated March 24, 2001 with Pay Mobile, Inc., a Delaware corporation (“PMD”). As a result of the transaction, the Company cancelled all the shares which were previously issued to the shareholders of PMD in that transaction and an additional 5,550,000 shares which were issued to private investors.  The issuance of these shares was an exempt transaction pursuant to Section 4(3) of the Securities Act of 1933 as amended.  As a result of this the Company reverted back to the pre-acquisition status.  In conjunction therewith the Company re-issued the previously cancelled 50,000,000 shares of common stock which were owned by previous management but were assigned to Irma Colón-Alonso. As a result of the rescission the Company now has 94,964,138 shares of common stock outstanding. The Company has reverted to a Shell Company status and looking for a new opportunity.

Development Stage Activities

These consolidated financial statements include the accounts of Paymobile and its wholly-owned subsidiary, Paymobile Inc. (Canada), up to June 11, 2012 when the Company entered into a Rescission Agreement. On January 19, 2010, Paymobile purchased Paymobile Inc. (Canada). The transaction was accounted for as a transaction between entities under common control in accordance with authoritative guidance issued by the Financial Accounting Standards Board.  Accordingly, the net assets were recognized in the consolidated financial statements to June 11, 2012 were recorded at their carrying amounts in the accounts of Paymobile Inc. (Canada) at the transfer date and the results of operations of Paymobile Inc. (Canada) are included as though the transaction had occurred at the beginning of the period. As a result of the Rescission Agreement, all assets and liabilities have been eliminated and the Statement of Operations reflects a loss from discontinued operations from Paymobile Inc. (Canada).

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

(2)
Stockholders Equity: The Company has authorized 500,000,000 shares of $0.0001 par common stock. At June 30, 2012 there were 94,964,138 shares issued and outstanding. As a result of the Rescission Agreement entered into on June 11, 2012, the Company cancelled all the shares which were previously issued to the shareholders of PMD and an additional 5,550,000 shares which were issued to private investors. In conjunction therewith the Company re-issued the previously cancelled 50,000,000 shares of common stock which were owned by previous management.

(3)
Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s’ ability to continue as a going concern, as reflected by the Company’s Stockholders’ Equity of $15,000 at June 30, 2012.  The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(4)
Subsequent Events: Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued, and there were no material subsequent events to disclose.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

DESCRIPTION OF BUSINESS

Reverse Acquisition of Paymobile

On May 15, 2011, the Company completed a reverse acquisition transaction through a share exchange with Paymobile whereby the Company acquired all of the issued and outstanding shares of common stock of Paymobile Delaware (“PMD”) in exchange for 80,000,000 pre-split shares of our common stock, par value $0.0001 per share.  Contemporaneous with this transaction, the President and National Business Investors agreed to collectively cancel 50,000,000 shares of common stock. The Company had a total of 126,214,138 pre-split shares of common stock issued and outstanding and Paymobile's former shareholders became the majority shareholders of the Company, holding shares which constitute approximately 63.4% of our issued and outstanding shares.  As a result of the reverse acquisition, Paymobile became a wholly owned subsidiary and its stockholders became the controlling stockholders. The share exchange transaction with Paymobile was treated as a reverse acquisition, with Paymobile as the accounting acquirer and the Company as the legal survivor.

On June 11, 2012 the Company entered into a Rescission Agreement whereby the Company rescinded the previous Agreement for the exchange of common stock dated March 24, 2001 with Pay Mobile, Inc., a Delaware corporation (“PMD”). As a result of the transaction, the Company cancelled all the shares which were previously issued to the shareholders of PMD in that transaction and an additional 5,550,000 shares which were issued to private investors.  The issuance of these shares was an exempt transaction pursuant to Section 4(3) of the Securities Act of 1933 as amended.  As a result of this the Company reverted back to the pre-acquisition status.  In conjunction therewith and in consideration of $15,000, the Company re-issued the previously cancelled 50,000,000 shares of common stock which were owned by previous management but were assigned to Irma Colón-Alonso. As a result of the rescission the Company now has 94,964,138 shares of common stock outstanding.

Effective June 8, 2012, Irma N. Colón-Alonso was appointed an additional director of our Company and was also appointed President, Secretary and Chief Financial Officer.

Effective June 12, 2012 Gino Porco and Peter Strang resigned as officers and directors of our Company.  Mr. Porco’s and Mr. Strang’s resignations were not the result of any disagreements with our Company regarding our operations, policies, practices or otherwise.

Irma N. Colón-Alonso is a sole member of the Company’s Board of Directors and the Company’s Chief Executive Officer/President, Secretary and Chief Financial Officer.

OUR BUSINESS

As a result of the Rescission Agreement, the Company has reverted back to a Shell Company and is seeking new business opportunities.

Comparison of Operating Results for the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Net Loss

Losses from discontinued operations totaled $88,348 for the three months ended June 30, 2012. Losses from discontinued operations for the three months ended June 30, 2011 were $117,020.

At June 30, 2012, our accumulated deficit was $1,383,241.

Comparison of Operating Results for the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Net Loss

Losses from discontinued operations totaled $473,823 for the six months ended June 30, 2012. Losses from discontinued operations for the six months ended June 30, 2011 were $170,743.

Assets and Liabilities

Our total assets were $15,000 at June 30, 2012, consisting of $15,000 in cash.

Total Current Liabilities were $0 at June 30, 2012.

Financial Condition, Liquidity and Capital Resources

At June 30, 2012, we had cash of $15,000. Our working capital is presently minimal and there can be no assurance that our financial condition will improve.

Plan of Operation

As a result of the Rescission Agreement, the Company has reverted back to a Shell Company and is seeking new business opportunities.

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

As previously reported in our 8-K’s, in February 2012, the Company issued 400,000 shares of restricted common stock for $200,000. In March 2012, the Company issued 1,000,000 shares of restricted common stock for $500,000. As a result of the Rescission Agreement, these shares were cancelled. In June 2012, in consideration of $15,000, the Company issued 50,000,000 shares of its restricted common stock to its current director and president, Irma N. Colón-Alonso.

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)  The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:
Exhibit No.		Description
3.i	*	Articles of Incorporation, as amended
3.ii	*	Bylaws
10.1	*	Agreement for the Exchange of Stock dated March 24, 2011.
10.2	*	Rescission Agreement dated June 11, 2012.
31.1	*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PAY MOBILE, INC.

Dated: July 25, 2012	By:	/s/ N. Colón-Alonso
N. Colón-Alonso
Chief Executive Officer,
Chief Financial Officer
President and Sole Director