Form 10-Q
period 2012-09-30
Pay Mobile, Inc
filed 2012-11-13
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2012 Commission file no.: 0-11596

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

(Title of class)

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As at September 30, 2012, there are 94,964,138 shares of voting stock of the registrant issued and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5

PAY MOBILE, INC.
Balance Sheets

	UNAUDITED	AUDITED
	September 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and equivalents	$4,415	$34,517
Current assets of discontinued operations	0	53,931

Total current assets	15,000	88,448
OTHER ASSETS
Other assets of discontinued operations	0	25,750

Total Assets	$4,415	$114,198

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Current liabilities of discontinued operations	$0	$438,771

Total liabilities	0	438,771

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001, authorized 50,000,000 shares, 0 issued and outstanding	0	0
Common stock $0.0001, authorized 500,000,000 shares; 94,964,138 (2011 – 129,114,138) issued and outstanding	9,496	12,911
Additional paid in capital	1,388,745	574,146
Deficit	(1,393,826)	(911,630)

Total stockholders’ equity (deficiency)	4,415	(324,573)

Total Liabilities and Stockholders’ Equity	$4,415	$114,198

PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Operations
 (unaudited)

	Three Months				Nine Months				Period from October 1, 2003 (Inception) through September 30, 2012
	2012		2011		2012		2011

General and administrative		10,585		0		10,585		0	10,585
Loss from discontinued operations		0		236,613		473,823		409,622	1,383,241

Net loss		$(10,585)		$(236,613)		$(484,408)		$(409,622)	$(1,393,826)

Basic net loss per weighted average share	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

Weighted average number of shares		94,964,138		96,964,138		94,964,138		94,964,138

The accompanying notes are an integral part of the financial statements

PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
Nine Months Ended September 30,
(unaudited)

			From October 1, 2003 (Inception) through September 30, 2012
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used in) provided by discontinued operations	$(19,517)	$176,523	$15,000
Net loss	(10,585)	0	(10,585)

Net increase (decrease) in cash	(30,102)	176,523	4,415

CASH, beginning of period	34,517	88	0

CASH, end of period	$4,415	$176,611	$4,415

PAY MOBILE, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Information with regard to the three and nine months ended September 30, 2012 and 2011 is unaudited)

Interim financial information

The financial statements for the nine months ended September 30, 2012 and 2011 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

On June 11, 2012 the Company entered into a Rescission Agreement whereby the Company rescinded the previous Agreement for the exchange of common stock dated March 24, 2001 with Pay Mobile, Inc., a Delaware corporation (“PMD”). As a result of the transaction, the Company cancelled all the shares which were previously issued to the shareholders of PMD in that transaction and an additional 5,550,000 shares which were issued to private investors.  The issuance of these shares was an exempt transaction pursuant to Section 4(3) of the Securities Act of 1933 as amended.  As a result of this the Company reverted back to the pre-acquisition status.  In conjunction therewith the Company re-issued the previously cancelled 50,000,000 shares of common stock which were owned by previous management but were assigned to Irma Colón-Alonso. As a result of the rescission the Company now has 94,964,138 shares of common stock outstanding. The Company has reverted to a Shell Company status and is looking for a new opportunity. For a further description of the rescission, please refer to our 8-K/3A as amended filed with the SEC on October 9, 2012, which 8-K3A is incorporated herein by reference.

Development Stage Activities

These consolidated financial statements include the accounts of Paymobile and its wholly-owned subsidiary, Paymobile Inc. (Canada), up to June 11, 2012 when the Company entered into a Rescission Agreement. On January 19, 2010, Paymobile purchased Paymobile Inc. (Canada). The transaction was accounted for as a transaction between entities under common control in accordance with authoritative guidance issued by the Financial Accounting Standards Board.  Accordingly, the net assets were recognized in the consolidated financial statements to June 11, 2012 and were recorded at their carrying amounts in the accounts of Paymobile Inc. (Canada) at the transfer date and the results of operations of Paymobile Inc. (Canada) are included as though the transaction had occurred at the beginning of the period. As a result of the Rescission Agreement, all assets and liabilities have been eliminated and the Statement of Operations reflects a loss from discontinued operations from Paymobile Inc. (Canada).

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

(2)
Stockholders Equity:The Company has authorized 500,000,000 shares of $0.0001 par common stock. At September 30, 2012 there were 94,964,138 shares issued and outstanding. As a result of the Rescission Agreement entered into on June 11, 2012, the Company cancelled all the shares which were previously issued to the shareholders of PMD and an additional 5,550,000 shares which were issued to private investors. In conjunction therewith the Company re-issued the previously cancelled 50,000,000 shares of common stock which were owned by previous management.

(3)
Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s’ ability to continue as a going concern, as reflected by the Company’s Stockholders’ Equity of $4,415 at September 30, 2012.  The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(4)
Subsequent Events:Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued, and there were no material subsequent events to disclose.

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

On June 11, 2012 the Company entered into a Rescission Agreement whereby the Company rescinded the previous Agreement for the exchange of common stock dated March 24, 2011 with Pay Mobile, Inc., a Delaware corporation (“PMD”). As a result of the transaction, the Company cancelled all the shares which were previously issued to the shareholders of PMD in that transaction and an additional 5,550,000 shares which were issued to private investors.  The issuance of these shares was an exempt transaction pursuant to Section 4(3) of the Securities Act of 1933 as amended.  As a result of this the Company reverted back to the pre-acquisition status.  In conjunction therewith and in consideration of $15,000, the Company re-issued the previously cancelled 50,000,000 shares of common stock which were owned by previous management but were assigned to Irma Colón-Alonso. As a result of the rescission the Company now has 94,964,138 shares of common stock outstanding. For a further description of the rescission, please refer to our 8-K/3A as amended filed with the SEC on October 9, 2012, which 8-K3A is incorporated herein by reference.

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

Comparison of Operating Results for the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

Net Loss

The Net loss for the three months ended September 30, 2012 was $10,585. Losses from discontinued operations for the three months ended September 30, 2011 were $236,613.

At September 30, 2012, our accumulated deficit was $1,393,826.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Net Loss

The Net Loss for the nine months ended September 30, 2012 was $484,408 including Losses from discontinued operations of $473,823. Losses from discontinued operations for the nine months ended September 30, 2011 were $409,622.

Assets and Liabilities

Our total assets were $4,415 at September 30, 2012, consisting of $4,415 in cash.

Total Current Liabilities were $0 at September 30, 2012.

Financial Condition, Liquidity and Capital Resources

At September 30, 2012, we had cash of $4,415. Our working capital is presently minimal and there can be no assurance that our financial condition will improve.

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

PAY MOBILE, INC.

Dated: November 9, 2012	By:	/s/ N. Colón-Alonso
N. Colón-Alonso Chief Executive Officer, Chief Financial Officer President and Sole Director