Form 10-K
period 2012-12-31
Dephasium Corp.
filed 2013-03-19
CIK 723533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-11596

DEPHASIUM CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada	95-3506403
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

7695 S.W. 104 Street, Ste. 210
Miami, FL 33156
(Address of principal executive offices)

(305) 663-7140
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No X ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (44,964,138 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s last day of the most recent second quarter (June 30, 2012): $20,233,862($0.45).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 95,164,138 shares issued at March 7, 2013.

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

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.  Unless otherwise provided in this Report, references to the "Company," “Dephasium,” the "Registrant," the "Issuer," "we," "us," and "our" refer to Dephasium Corp.

PART I

ITEM 1:	BUSINESS

Introduction

Dephasium Corp., (the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada. On March 24, 2011, the Company amended its Articles of Incorporation to change its name to Pay Mobile, Inc. On January 2, 2013, the Company amended its Articles of Incorporation to change its name to Allied Ventures Holding Corp. Thereafter on February 21, 2013 the Company changed its name to Dephasium Corp.

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

On June 11, 2012 the Company entered into a Rescission Agreement whereby the Company rescinded the previous Agreement for the exchange of common stock dated March 24, 2001 with Pay Mobile, Inc., a Delaware corporation (“PMD”). As a result of the transaction, the Company cancelled all the shares which were previously issued to the shareholders of PMD in that transaction and an additional 5,550,000 shares which were issued to private investors.  The issuance of these shares was an exempt transaction pursuant to Section 4(3) of the Securities Act of 1933 as amended.  As a result of this the Company reverted back to the pre-acquisition status.  In conjunction therewith the Company re-issued the previously cancelled 50,000,000 shares of common stock which were owned by previous management but were assigned to Irma Colón-Alonso. As a result of the rescission the Company now has 94,964,138 shares of common stock outstanding. The Company has reverted to a Shell Company status and is looking for a new opportunity. For a further description of the rescission, please refer to our 8-K/3A as amended filed with the SEC on October 9, 2012.

On March 5, 2013, the Registrant entered into an Asset Purchase Agreement for the purchase of certain patents and trademarks from Dephasium, Ltd., a limited partnership organized under the laws of the United Kingdom. Pursuant to the Agreement, in consideration of the transfer to the Registrant of the ANCILIA patent and trademark, Registration Number 4,085,620, the Registrant will issue Dephasium 70,000,000 shares of its restricted common stock. In addition, in consideration of $15,000 the Registrant will redeem 50,000,000 shares of its restricted common stock previously issued to Irma Colon-Alonso. The Registrant has also agreed to name Lucien Gerard AIM to its Board of Directors. Closing is conditioned upon the Registrant receiving an appraisal of the assets being purchased. In anticipation of the closing, the Registrant has already amended its Articles of Incorporation in Nevada to change its name to Dephasium Corp.  For a further description of this transaction, please refer to our 8-K filed with the SEC on March 5, 2013.

Current Status of our Business

The Company is considered to be in the development stage.

Employees

At December 31, 2012 the Company did not have any employees.

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

You may also request a copy of our filings at no cost, by writing of telephoning us at:

7695 SW 104 Street
Miami, FL
33156
Telephone: 305-663-7140
Attention: Ms. Irma Colon-Alonso
President

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

As an early stage company, we have a capital deficiency and limited operating resources.  As of the date of this Report, we had cash on hand of approximately $10,000.  The cash on hand in our bank accounts will not be sufficient to maintain our operations.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

The administrative costs of public company regulatory compliance could become burdensome and consume a significant amount of our cash resources which could materially and adversely affect our business.

We will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000 annually.  Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures.  Our compliance costs and expenses could also increase substantially if we apply for trading of our securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs.  We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease doing business.

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

Risks Related To Our Business

We will need additional funding in the future to pursue our business strategy.  If additional future funding is not available to us our financial condition could be materially and adversely affected and our business may fail.

Over the next twelve months, the Company will need to raise money to operate as planned.   There can be no assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available our business may fail.

Risks Related To Our Stock

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We will need to raise additional capital. Our current working capital is not expected to be sufficient to carry out all of our plans  To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

The market price of our common stock may be volatile which could adversely affect the value of your investment in our common stock.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in estimates of our financial results or recommendations by securities analysts;

●	changes in market valuations of similar companies;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	regulatory developments in Canada, United States or foreign countries;

●	litigation involving our company, our general industry or both;

●	investors’ general perception of us; and

●	changes in general economic, industry and market conditions.

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

As of that date of this Report, we have 95,164,138 shares of our common stock issued and outstanding.  We are authorized to issue up to 500,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

At the present time, we do not own or lease any real estate.

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

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ending December 31, 2012, and 2011, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2012	High	Low

First Quarter	0.45	0.40
Second Quarter	0.45	0.45
Third Quarter	0.45	0.16
Fourth Quarter	0.16	0.10

Year 2011	High	Low

First Quarter	0.50	0.04
Second Quarter	1.02	0.20
Third Quarter	2.08	0.80
Fourth Quarter	1.70	0.45

Holders

As of the date of this Report there are 95,164,138 shares of common stock issued and outstanding.

As of the date of this Report there are 305 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report.  Some of the statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	The intensity of competition;
●	General economic conditions; and
●	Changes in government regulations.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operation

On March 5, 2013, the Registrant entered into an Asset Purchase Agreement for the purchase of certain patents and trademarks from Dephasium, Ltd., a limited partnership organized under the laws of the United Kingdom. Pursuant to the Agreement, in consideration of the transfer to the Registrant of the ANCILIA patent and trademark, Registration Number 4,085,620, the Registrant will issue Dephasium 70,000,000 shares of its restricted common stock. In addition, in consideration of $15,000 the Registrant will redeem 50,000,000 shares of its restricted common stock previously issued to Irma Colon-Alonso. The Registrant has also agreed to name Lucien Gerard AIM to its Board of Directors. Closing is conditioned upon the Registrant receiving an appraisal of the assets being purchased. In anticipation of the closing, the Registrant has already amended its Articles of Incorporation in Nevada to change its name to Dephasium Corp.

Results of Operations

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

As a result of the Rescission Agreement, the Company reverted back to a Shell Company and is seeking new business opportunities.

On March 5, 2013, the Registrant entered into an Asset Purchase Agreement for the purchase of certain patents and trademarks from Dephasium, Ltd., a limited partnership organized under the laws of the United Kingdom. Pursuant to the Agreement, in consideration of the transfer to the Registrant of the ANCILIA patent and trademark, Registration Number 4,085,620, the Registrant will issue Dephasium 70,000,000 shares of its restricted common stock. In addition, in consideration of $15,000 the Registrant will redeem 50,000,000 shares of its restricted common stock previously issued to Irma Colon-Alonso. The Registrant has also agreed to name Lucien Gerard AIM to its Board of Directors. Closing is conditioned upon the Registrant receiving an appraisal of the assets being purchased. In anticipation of the closing, the Registrant has already amended its Articles of Incorporation in Nevada to change its name to Dephasium Corp.

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash of $10,601. The current cash on hand in our bank accounts will not be sufficient to maintain our operations.

Current liabilities totaled $23,051 and include a payable of $13,576 and a short term loan of $9,475.

Management believes that without obtaining additional financing we will not be able to maintain our operations. Although we have actively been pursuing new business opportunities, we cannot give assurance that we will succeed in this endeavor, or be able to enter into necessary agreements to pursue our business on terms favorable to us. Should we be unable to generate additional revenues or raise additional capital, we could eventually be forced to cease business activities altogether.

Results of Operations for the Twelve Months Ended December 31, 2012 and December 31, 2011

Net Loss

The Net Loss for the year ended December 31, 2012 was $501,273 including Losses from discontinued operations of $473,823. Losses from discontinued operations for the year ended December 31, 2011 was $772,118.

Assets and Liabilities

Our total assets were $10,601 at December 31, 2012, consisting of cash. Total assets were $114,198 at December 31, 2011, consisting of cash of $34,517 and assets of discontinued operations of $79,681.

Total Current Liabilities were $23,051 at December 31, 2012 and consisted of accounts payable of $13,576 and a short term loan of $9,475. Total Current Liabilities were $438,771 at December 31, 2011 representing liabilities of discontinued operations.

Our Plan of Operation for the Next Twelve Months

Complete to seek new business opportunities

Continue to raise capital to maintain operations until cash flow positive.

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking financing.

Contractual Obligations and Other Commercial Commitments

We currently do not have any obligations or commitments.

Warrants

As of December 31, 2012, we had no outstanding warrants.

Common Stock

As of December 31, 2012, there were 94,964,138 shares issued and outstanding, of which 50,000,000 are restricted. As reported in our 8-K dated February 5, 2013, in consideration of $50,000 we issued an additional 200,000 shares of our restricted common stock to an accredited investor.

Significant Business Challenges

We need to identify a new business opportunity as well as the challenge of raising adequate capital in order to fully deploy a business plan.

Publicly Reporting Company Considerations

We will face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000 annually which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this Report.  Subsequent to the next twelve month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our revenues.  We must structure, establish, maintain and operate our Company under corporate policies designed to ensure compliance with all required public company laws, rules, regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes-Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated thereunder.  Some of our more significant challenges of being a publicly reporting company will include the following:

●
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

●
In addition to auditing our annual financial statements and maintaining our books and records in accordance with the requirements of the Securities Act of 1934, we will have to prepare and submit our accounting controls and procedures for audit in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires increased corporate responsibility and accountability;

●	We will have to assure that our Board committee charters, corporate governance principles, Board committee minutes are properly drafted and maintained;

●
We will have to carefully analyze and assess all disclosures in all forms of public communications, including periodic SEC filings, press releases, website postings, and investor conferences to assure legal compliance;

●
We will have assure corporate and SEC legal compliance with respect to proxy statements and information statements circulated for our annual shareholder meetings, shareholder solicitations and other shareholder information events;

●	We will have to assure securities law compliance for all equity-based employee benefit plans, including registration statements and prospectus distribution procedures;

●
We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals and developments, as well as assess the rules of Public Company Accounting Oversight Committee on governance procedures of Company and our audit committee;

●	We will have to comply with the specific listing requirements of a stock exchange if we qualify and apply for such listing;

●	Being a public company increases our director and officer liability-insurance costs;

●	We will have to engage and interface with a Transfer Agent regarding issuance and trading of our common stock, which may include Rule 144 stock transfer compliance matters; and

●	We will incur additional costs for legal services as a function of our needs to seek guidance on securities law disclosure questions and evolving compliance standards.

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

We did not have any operations which implicated market risk as of the end of the latest fiscal year.  We expect that our planned operations will engender market risk, particularly with respect to foreign currency exchange rate risk.  We intend to implement an analysis and assessment program which will on a regular basis determine exposures of the Company to such risks.  We expect to report the results of all such quantitative and qualitative risk assessments prior to entering into any material agreements, and on an annual basis to our audit committee so that responsive risk management measures can be discussed and actions taken to the extent reasonably feasible. Inflationary factors in the future, such as increases in overhead costs, may adversely affect our operating results.  A high rate of inflation in the future may have an adverse effect on our ability to manage selling, general and administrative expenses as a percentage of net revenues if our revenues do not increase with these increased costs.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements have been examined to the extent indicated in their report by Paritz & Company, P.A. for the year ended December 31, 2012, and the year ended December 31, 2011, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-2 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Dephasium Corp.
f/k/a Allied Venture Holding Corp.
f/k/a Pay Mobile, Inc.

We have audited the accompanying balance sheets of Dephasium Corp. f/k/a Allied Venture Holding Corp. f/k/a Pay Mobile, Inc. as of December 31, 2012 and 2011 and the related statements of operations, changes in shareholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dephasium Corp. f/k/a Allied Venture Holding Corp. f/k/a Pay Mobile, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, as of December 31, 2012 the Company has a shareholder deficiency of $1,410,691 and a negative working capital of $12,450.  The continuation of the Company as a going concern is dependent on, among other things, the Company’s ability to obtain necessary financing to repay debt that is in default and to meet future operating and capital requirements.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Hackensack, New Jersey
March 18, 2013

DEPHASIUM CORP.
f/k/a ALLIED VENTURES HOLDING CORP.
f/k/a PAY MOBILE, INC.
(A Development Stage Enterprise)

Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and equivalents	$10,601	$34,517
Current assets of discontinued operations	0	53,931

Total current assets	10,601	88,448

OTHER ASSETS
Other assets of discontinued operations	0	25,750

Total Assets	$10,601	$114,198

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$13,576	$0
Short term loan	9,475	0
Current liabilities of discontinued operations	0	438,771

Total Current Liabilities and Total Liabilities	23,051	438,771

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001,par value 50,000,000 authorized, 0 (2011- 0) issued and outstanding	0	0
Common stock $0.0001, par value 500,000,000 authorized, 94,964,138 (2011 – 129,114,138) issued and outstanding	9,496	12,911
Additional paid in capital	1,388,745	574,146
Deficit Accumulated During Development Stage	(1,410,691)	(911,630)

Total stockholders’ (deficiency)	(12,450)	(324,573)

Total Liabilities and Stockholders’ Deficiency	$10,601	$114,198

DEPHASIUM CORP.
f/k/a ALLIED VENTURES HOLDING CORP.
f/k/a PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Operations

	Years Ended December 31,				Period from October 1, 2003 (Inception) through
	2012		2011		2012

General and administrative		27,450		0	27,450
Loss from discontinued operations		473,823		772,118	1,383,241

Net loss		$(501,273)		$(772,118)	$(1,410,691)

Basic net loss per weighted average share	$	(0.01)	$	(0.01)

Weighted average number of shares		94,964,138		127,431,198

DEPHASIUM CORP.
f/k/a ALLIED VENTURES HOLDING CORP.
f/k/a PAY MOBILE, INC.
(A Development Stage Enterprise)
Statements of Stockholders Equity(Deficiency)

	Number of Common Shares	Common Stock	Add’tl Paid in Capital in Excess of Par	Deficit Accumulated During the Development Stage	Total Stockholders (Deficit)

Balance October 1, 2003	5,460,325	546	14,091,822	(14,092,368)	0
Shares issued for debt	19,644,513	1,964	48,036	0	50,000
Net Loss 2003-2010	0	0	0	(778,337)	(778,337)
Shares issued for services	25,000,000	2,500	247,500	0	250,000
Shares issued for debt	44,859,300	4,486	444,107	0	448,593
Balance September 30, 2010	94,964,138	9,496	14,831,465	(14,870,705)	(29,744)
March 24, 2011 share exchange Agreement	34,150,000	3,415	(14,257,319)	14,731,193	477,289
Net loss 2011				(772,118)	(772,118)
Balance December 31, 2011	129,114,138	12,911	574,146	(911,630)	(324,573)
June 11, 2012 recission Agreement	(34,150,000)	(3,415)	814,599	2,212	813,396
Net Loss 2012				(501,273)	(501,273)
Balance December 31, 2012	94,964,138	9,496	1,388,745	(1,410,691)	(12,450)

The accompanying notes are an integral part of the financial statements

DEPHASIUM CORP.
f/k/a ALLIED VENTURES HOLDINGS CORP.
f/k/a PAY MOBILE, INC.
(A Development Stage Enterprise)

(Statements of Cash Flows)

	Year Ended 2012	December 312011	From October1,2003(Inception) through December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,450)	$0	$(27,450)
Net cash provided by (used in) discontinued operations	(28,993)	(722,118)	5,524
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in discontinued assets and liabilities:
Increase in current assets	0	(53,931)	0
Increase in other assets	0	(25,750)	0
Increase in current liabilities	0	386,228	0
Changes in operating assets and liabilities:	23,052	0	23,052
Net cash provided by (used in) operating activities	(33,391)	(415,571)	1,126

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	0	450,000	0
Short term loan	9,475	0	9,475
Net cash provided by financing activities	9,475	450,000	9,475
Net increase (decrease) in cash	(23,916)	34,429	10,601
CASH, beginning of period	34,517	88	0

CASH, end of period	$10,601	$34,517	$10,601

DEPHASIUM CORP.
f/k/a ALLIED VENTURES HOLDING CORP.
f/k/a PAY MOBILE, INC.
Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Dephasium Corp., (the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada. On March 24, 2011, the Company amended its Articles of Incorporation to change its name to Pay Mobile, Inc. On January 2, 2013, the Company amended its Articles of Incorporation to change its name to Allied Ventures Holding Corp. On February 21, 2013, the Company amended its Articles of Incorporation to change its name to Dephasium Corp.

On March 24, 2011, the Company entered into a Share Exchange Agreement (the Agreement) with Pay Mobile, Inc. (PMD) a Delaware corporation and its shareholders. Pursuant to the terms of the Agreement, the company issued 80,000,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding shares of PMD. In addition, shareholders agreed to cancel 50,000,000 shares owned by them.

On June 11, 2012 the Company entered into a Rescission Agreement whereby the Company rescinded the previous Agreement for the exchange of common stock dated March 24, 2011 with Pay Mobile, Inc., a Delaware corporation (“PMD”). As a result of the transaction, the Company cancelled all the shares which were previously issued to the shareholders of PMD in that transaction and an additional 5,550,000 shares which were issued to private investors. As a result of this the Company reverted back to the pre-acquisition status.  In conjunction therewith, the Company re-issued the previously cancelled 50,000,000 shares of common stock which were owned by previous management but were assigned to Irma Colón-Alonso. As a result of the rescission, the Company now has 94,964,138 shares of common stock outstanding. The Company has reverted to a Shell Company status and is looking for a new opportunity.

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

(2) Stockholders Equity: The Company has authorized 500,000,000 shares of $0.0001 par common stock. At December 31, 2012 there were 94,964,138 shares issued and outstanding. As a result of the Rescission Agreement entered into on June 11, 2012, the Company cancelled all the shares which were previously issued to the shareholders of PMD and an additional 5,550,000 shares which were issued to private investors. In conjunction therewith the Company re-issued the previously cancelled 50,000,000 shares of common stock which were owned by previous management.

(3) Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s’ ability to continue as a going concern, as reflected by the Company’s Stockholders’ Deficiency of $12,450 at December 31, 2012.  The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(4)  Income Taxes

The Company has approximately $1,410,000 of net operating loss carryforwards available to reduce future taxable income which expire from 2013 to 2032.  Utilization of these carryforwards may be revised under Internal Revenue Code section 382 that reduces utilizable losses following a greater than 50% ownership change as determined under regulations.

The comparison of income tax expense at the U.S. statutory rate of 35% in tax years 2012 and 2011, to the Company’s effective tax is as follows:

	December 31,
	2012	2011

U.S. Statutory Rate of 35%	$(175,446)	$(270,241)
Valuation Allowance on U.S. Net Operating Loss	175,446	270,241
Effective Tax	$-	$-

Deferred income taxes are summarized as follows:

Available net operating losses	$(501,273)	$(319,071)
Valuation allowance	501,273	319,071
	$-	$-

(5) Subsequent Events:

On January 2, 2013 the Company changed its name from Paymobile, Inc. to Allied Ventures Holding Corp.

On February 5, 2013, the Company issued 200,000 common shares and received $50,000.

On February 21, 2013 the Company changed its name to Dephasium Corp.

On March 5, 2013, the Registrant entered into an Asset Purchase Agreement for the purchase of certain patents and trademarks from Dephasium, Ltd., a limited partnership organized under the laws of the United Kingdom. Pursuant to the Agreement, in consideration of the transfer to the Registrant of the ANCILIA patent and trademark, Registration Number 4,085,620, the Registrant will issue Dephasium 70,000,000 shares of its restricted common stock. In addition, in consideration of $15,000 the Registrant will redeem 50,000,000 shares of its restricted common stock previously issued to Irma Colon-Alonso. The Registrant has also agreed to name Lucien Gerard AIM to its Board of Directors. Closing is conditioned upon the Registrant receiving an appraisal of the assets being purchased.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our accountants regarding accounting and financial disclosure.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

We lack proper internal controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has identified certain material weaknesses relating to our internal controls and procedures. The reason for the ineffectiveness of our disclosure controls and procedures was the result of the lack of segregation of duties and responsibilities with respect to our cash control over the disbursements related thereto. The lack of segregation of duties resulted from our limited accounting staff.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of December 31, 2012:

Name	Age	Position
Irma N. Colón-Alonso	43	Chief Executive Officer, President and Chief Financial Officer, Director

Biographical Information Regarding Officers and Directors

Irma N. Colón-Alonso is currently serving as our President, Chief Executive Officer and Chief Financial Officer. Irma N. Colón-Alonso is the sole member of the Company’s Board of Directors and the Company’s Chief Executive Officer/President and Chief Financial Officer. From March 2011 to the present, Ms. Colón-Alonso has been a director and secretary for Mokita, Inc., a company whose common stock is traded on the OTCQB with a trading symbol of  MKIT.  During the past seven years, Ms. Colón-Alonso has gained significant administrative, financial and legal experience as a Legal Assistant and Office Manager where she has been responsible for managing the firm’s billing and business accounts, supervising personnel and providing legal services to the firm. Further, she developed extensive business and marketing knowledge while working as an Account Executive for Transworld Systems, where she helped generate new clients, market the company’s services, and participate in sales transactions. Additionally, she has achieved over five years of broad management experience working for MetDisability as a Disability Claims Manager and Oglethorpe University as a Territory Manager. Ms. Colón-Alonso was appointed as sole officer and director of the Company due to her strong business education and many years of experience in marketing and finance.

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

The Company does not have any Committees of the Board

Director Nominations

There have been no changes in the year ended December 31, 2012 to the procedures by which security holders may recommend nominees to our board of directors.

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

Summary Compensation Table

Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($)	Total

Irma N. Colón-Alonso, President, Chief Executive Officer and Chief Financial Officer	2012	NIL	NIL	NIL
Gino Porco, President, Chief Executive Officer and Chief Financial Officer	2012	$180,000	NIL	$180,000
Gino Porco, President, Chief Executive Officer and Chief Financial Officer	2011	$60,115	NIL	$60,115

(1)	No other officers earned over $100,000 in the preceding fiscal years, other than as set forth above.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

For the years ended December 31, 2012 and December 31, 2011, the directors were not awarded any options or paid any cash compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2012 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below assumes all share cancellations as disclosed are completed and reflects each holder’s ownership interest in the 95,164,138 shares of  common stock issued and outstanding as of March  7 , 2013. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 17695 S.W. 104 Street, Ste. 210, Miami, FL 33156

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Irma N. Colón-Alonso	50,000,000	52.54%

Potential Changes in Control

At the present time, there are no arrangements known, including any pledge by any person of securities, the operation of which may at a subsequent date result in a change in control of the Company..

Stock Option Plan Information

To date, the Company has not adopted a Stock Option Plan.  The Company may adopt an option plan in the future.

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

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Except as otherwise disclosed herein, since the beginning of the last fiscal year the Company has not entered into any other transactions, nor are there any currently proposed transactions, in which the Company was, or is, to be a participant and in which any related person had or will have a direct or indirect material interest.

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

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2012, totaled $10,000.  The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2011, totaled $10,000.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the years ended December 31, 2012 which are not disclosed in “Audit Fees” above, were $NIL. and for December 31, 2011, which are not disclosed in “Audit Fees” above, were $1500.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2012, were $NIL. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2011, were $NIL.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended December 31, 2012 and December 31, 2011, were $0.

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

 PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Financial Statements Financial Statements for the period from inception (October 1, 2003) to December 31, 2012.

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEPHASIUM CORP.

By:	/s/ Irma N. Colón-Alonso
Name:	Irma N. Colón-Alonso
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:   March 19, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Irma N. Colon-Alons, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Irma N. Colón-Alonso
Name:	Irma N. Colón-Alonso
Title:	Director, Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated:	March 19, 2013