Form 10-Q
period 2013-03-31
Dephasium Corp.
filed 2013-05-20
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2013

Commission file no.: 0-11596

DEPHASIUM CORP.

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

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 14,  2013,  there were 114,964,138 shares of voting stock of the registrant issued and outstanding.

DEPHASIUM, INC.
Balance Sheet

	March 31, 2013	December 31, 2012
	(unaudited)	(Audited)
CURRENT ASSETS
Cash	$50,690	$10,601

TOTAL ASSETS	50,690	10,601

CURRENT LIABILITIES
Accounts payable	-	13,576
Short term loan payable	9,475	9,475

STOCKHOLDERS' EQUITY (DEFICIENCY)	41,215	(12,450)

TOTAL LIABILITEIS AND STOCKHOLDERS EQUITY (DEFICIENCY)	$50,690	$10,601

DEPHASIUM, INC.
Statement of Operations
(USD$)

	3 Months ended		114 months ended
COST AND EXPENSES:	March 31, 2013	March 31, 2012	March 31, 2013

General and administrative expense	9,911	388,191	425,552
Loss from discontinued operations	-	473,823	1,383,241

Net loss	(9,911)	(862,014)	(1,808,793)

Basic net loss per weighted average share	(0.01)	(0.01)

Weighted average number of shares	94,964,138	94,964,138

DEPHASIUM, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	THREE MONTHS ENDED MARCH 31,		114 Months ended
OPERATING ACTIVITIES:	2013	2012	March 31, 2013
Net Loss	$(9,911)	$(388,191)	(1,808,793)
Adjustments to reconcile net loss to net
cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	-	(43,181)
Prepaid expenses	-	(5,256)
Accounts payable and accrued expenses	-	64,547

NET CASH USED IN OPERATING ACTIVITIES	(9,911)	(372,081)	(9,911)

INVESTING ACTIVITIES:
Deposit	-	(500,000)	-
NET CASH USED BY INVESTING ACTIVITIES	-	(500,000)	-

FINANCING ACTIVTIIES:
Short term loan	-	250,000
Proceeds from issuance of common stock	50,000	700,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	950,000

NET INCREASE IN CASH	40,089	77,919	40,089

Cash - beginning of period	10,601	34,517	10,601

Cash - end of period	$50,690	$112,436	50,690

DEPHASIUM CORP.
Notes to Financial Statements

(1) Basis of Presentation

The attached financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company=s Form 10-K as filed with the Securities and Exchange Commission on or about March 19, 2013.

(2) Summary of Significant Accounting Policies

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

(3) Stockholders Equity: The Company has authorized 500,000,000 shares of $0.0001 par common stock. At December 31, 2012 there were 94,964,138 shares issued and outstanding. As a result of the Rescission Agreement entered into on June 11, 2012, the Company cancelled all the shares which were previously issued to the shareholders of PMD and an additional 5,550,000 shares which were issued to private investors. In conjunction therewith the Company re-issued the previously cancelled 50,000,000 shares of common stock which were owned by previous management.

(4) Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s’ ability to continue as a going concern, as reflected by the Company’s reoccurring losses at March 31, 2013.  The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Subsequent Events: On March 5, 2013, the Registrant entered into an Asset Purchase Agreement for the purchase of certain patents and trademarks from Dephasium, Ltd., a limited partnership organized under the laws of the United Kingdom. Pursuant to the Agreement, in consideration of the transfer to the Registrant of the ANCILIA patent and trademark, Registration Number 4,085,620 (the “Assets”), the Registrant agreed to issue Dephasium 70,000,000 shares of its restricted common stock. In addition, in consideration of $15,000 the Registrant agreed to redeem 50,000,000 shares of its restricted common stock previously issued to Irma Colon-Alonso. The Registrant also agreed to name Lucien Gerard AIM to its Board of Directors. The closing was conditioned upon the Registrant receiving an appraisal of the assets being purchased. In anticipation of the closing, the Registrant amended its Articles of Incorporation in Nevada to change its name to Dephasium Corp.  For a further description of this transaction, please refer to our 8-K filed with the SEC on March 5, 2013. As of April 18, 2013, all conditions precedent to the closing had been satisfied, and as such the Registrant issued 70,000,000 shares of its restricted common stock to Dephasium Limited and redeemed the 50,000,000 shares of common stock owned by Ms. Colon-Alonso. In addition, Mr. Aim is now a member of the Registrant’s Board of Directors.

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

On June 11, 2012 the Company entered into a Rescission Agreement whereby the Company rescinded the previous Agreement for the exchange of common stock dated March 24, 2001 with Pay Mobile, Inc., a Delaware corporation (“PMD”). As a result of the transaction, the Company cancelled all the shares which were previously issued to the shareholders of PMD in that transaction and an additional 5,550,000 shares which were issued to private investors.  The issuance of these shares was an exempt transaction pursuant to Section 4(3) of the Securities Act of 1933 as amended.  As a result, at that time,  the Company reverted back to its pre-acquisition status.  In conjunction therewith the Company re-issued the previously cancelled 50,000,000 shares of common stock which were owned by previous management but were assigned to Irma Colón-Alonso. For a further description of the rescission, please refer to our 8-K/3A as amended filed with the SEC on October 9, 2012.

On March 5, 2013, the Registrant entered into an Asset Purchase Agreement for the purchase of certain patents and trademarks from Dephasium, Ltd., a limited partnership organized under the laws of the United Kingdom. Pursuant to the Agreement, in consideration of the transfer to the Registrant of the ANCILIA patent and trademark, Registration Number 4,085,620 (the “Assets”), the Registrant agreed to issue Dephasium 70,000,000 shares of its restricted common stock. In addition, in consideration of $15,000 the Registrant agreed to redeem 50,000,000 shares of its restricted common stock previously issued to Irma Colon-Alonso. The Registrant also agreed to name Lucien Gerard AIM to its Board of Directors. The closing was conditioned upon the Registrant receiving an appraisal of the assets being purchased. In anticipation of the closing, the Registrant amended its Articles of Incorporation in Nevada to change its name to Dephasium Corp.  For a further description of this transaction, please refer to our 8-K filed with the SEC on March 5, 2013. As of April 18, 2013, all conditions precedent to the closing had been satisfied, and as such the Registrant issued 70,000,000 shares of its restricted common stock to Dephasium Limited and redeemed the 50,000,000 shares of common stock owned by Ms. Colon-Alonso. In addition, Mr. Aim is now a member of the Registrant’s Board of Directors.

OUR BUSINESS

Prior to the acquisition of the Assets, and as a result of the Rescission Agreement, the Registrant had reverted back to being a Shell Company.  And while prior to acquisition of the Assets, said Assets had produced no income and had not been commercialized, it is the intent of the Registrant to commercialize the Assets. However, there is no assurance that the Registrant will be successful in commercially the Assets.

Comparison of Operating Results for the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Revenues

The Company did not generate any revenues from operations for the three months ended March 31, 2013 or 2012. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost  increases in services.

Operating Expenses

Operating expenses decreased by $328,280, from $338,191  for the three months ended March 31, 2012 to $9,911 for the three months ended March 31, 2013. The decrease in our net operating expenses is mainly attributable to the discontinuance of our prior operations.

Net Loss

Net loss decreased by $328,280 from a net loss of $338,191 for three months ended March 31, 2012 to a net loss of $9,911 for the three months ended March 31, 2013. The decrease in net operating loss is again mainly due the discontinuance of our prior operations.

At March 31, 2013, our accumulated deficit was $1,808,794.

Assets and Liabilities

Our total assets were $50,690 March 31, 2013 as compared to 643,443 at March 31, 2012.  At March 31, 2013, all our assets consisted of cash.  This decrease is again, due to the discontinuance of  our prior operations.

Total Current Liabilities were $9,475 at March 31, 2013 as compared to $656,443 at March 31, 2012. This decrease is again, due to the discontinuance of  our prior operations.

Financial Condition, Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $50,690. There can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. As of March 31, 2013, the Company had no outstanding debt other than the $9,475 referred to above. The Company is seeking to raise capital to implement the Company's business strategy.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 5, 2013, the Company’s Board of Directors authorized the issuance of 200,000 shares of the Company’s restricted common stock to an unaffiliated accredited investor in consideration of the Company receiving $50,000 for such shares. The Shares were issued in reliance upon the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. The Company intends to use the funds for working capital.

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

DEPHASIUM CORP.

Dated: May 20, 2013	By:	/s/ N. Colón-Alonso
N. Colón-Alonso Chief Executive Officer, Chief Financial Officer President and Sole Director