Form 10-Q
period 2013-06-30
Dephasium Corp.
filed 2013-08-06
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2013   Commission file no.: 0-11596

DEPHASIUM CORP.

(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

7695 S.W. 104th Street, Suite 210 Miami, FL	33156
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (786) 290-8054

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

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 30,  2013,  there were 114,964,138 shares of voting stock of the registrant issued and outstanding.

DEPHASIUM, INC.
(A development stage enterprise)
Balance Sheet
(unaudited)

	June 30, 2013	December 31, 2012

CURRENT ASSETS
Cash	$10,253	$10,601

OTHER ASSETS
Patent	1,200,000	-

TOTAL ASSETS	1,210,253	10,601

CURRENT LIABILITIES
Accounts payable	-	13,576
Short term loan payable	9,475	9,475

STOCKHOLDERS' EQUITY (DEFICIENCY)	1,200,778	(12,450)

TOTAL LIABILITEIS AND STOCKHOLDERS EQUITY (DEFICIENCY)	$1,210,253	$10,601

DEPHASIUM, INC.
(A development stage enterprise)
Statement of Operations
(unaudited)

					From inception
	3 Months ended		Six months ended		March 24, 2001
COST AND EXPENSES:	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	to June 30, 2013

General and administrative expense	$25,437	-	$35,348	-	$62,798

Net loss from continuing operations	(25,437)	-	(35,348)		(62,798)

Loss from discontinued operations	-	(88,348)	-	(473,823)	(1,383,241)

Net loss	$(25,437)	$(88,348)	$(35,348)	$(473,823)	$(1,446,039)

Basic net loss per weighted average share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares	94,964,138	94,964,138	94,964,138	94,964,138

DEPHASIUM, INC.
(A development stage enterprise)
STATEMENT OF CASH FLOWS
(unaudited)

			From Inception
	SIX MONTHS ENDED JUNE 30,		March 24, 2001 to
OPERATING ACTIVITIES:	2013	2012	June 30, 2013
Net Loss	$(35,348)	$-	(62,798)
Adjustments to reconcile net loss to net
cash used in operating activities
Net cash used by discontinued operations		(19,517)	(1,410,691)
NET CASH USED IN OPERATING ACTIVITIES	(35,348)	(19,517)	(1,473,489)

FINANCING ACTIVTIIES:
Proceeds from issuance of common stock	50,000	-	1,473,141
Acquistion of treasury stock	(15,000)	-
Proceeds from loans	-	-	250,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,000	-	1,473,141

NET DECREASE IN CASH	(348)	(19,517)	(348)

Cash - beginning of period	10,601	34,517	10,601

Cash - end of period	$10,253	$15,000	10,253

DEPHASIUM CORP.
(A development stage enterprise)
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

Intangibles

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value. The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management. In order to estimate the fair value of a long-lived asset, the Company may engage a third-party to assist with the valuation. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future.

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

(3) Acquisition of patent and Trademark

On March 5, 2013 the Company entered into an Asset Purchase Agreement for the purchase of a patent from Daphasium, LTD, a limited partnership organized under the laws of the United Kingdom. Pursuant to the Agreement, in consideration of the transfer to the Company of the ANCILIA Patent and Trademark, the Company agreed to issue Daphasium, LTD 70,000,000 shares of its restricted common stock.  As of April 18, 2013, all conditions precedent to the closing were satisfied.

(4) Stockholders Equity: The Company has authorized 500,000,000 shares of $0.0001 par common stock. At December 31, 2012 there were 94,964,138 shares issued and outstanding. As a result of the Rescission Agreement entered into on June 11, 2012, the Company cancelled all the shares which were previously issued to the shareholders of PMD and an additional 5,550,000 shares which were issued to private investors. In conjunction therewith the Company re-issued the previously cancelled 50,000,000 shares of common stock which were owned by previous management.

(5) Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s’ ability to continue as a going concern, as reflected by the Company’s reoccurring losses at June 30, 2013.  The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(6) Subsequent Events: Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued, other then what is discussed below, there were no other material subsequent events to disclose.

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

On March 5, 2013, the Registrant entered into an Asset Purchase Agreement for the purchase of certain patents and trademarks from Dephasium, Ltd., a limited partnership organized under the laws of the United Kingdom. Pursuant to the Agreement, in consideration of the transfer to the Registrant of the ANCILIA patent and trademark, Registration Number 4,085,620 (the “Assets”), the Registrant agreed to issue Dephasium 70,000,000 shares of its restricted common stock. In addition, in consideration of $15,000 the Registrant agreed to redeem 50,000,000 shares of its restricted common stock previously issued to Irma Colon-Alonso. The Registrant also agreed to name Lucien Gerard AIM to its Board of Directors. The closing was conditioned upon the Registrant receiving an appraisal of the assets being purchased. In anticipation of the closing, the Registrant amended its Articles of Incorporation in Nevada to change its name to Dephasium Corp.  For a further description of this transaction, please refer to our 8-K filed with the SEC on March 5, 2013. As of April 18, 2013, all conditions precedent to the closing had been satisfied, and as such the Registrant issued 70,000,000 shares of its restricted common stock to Dephasium Limited and redeemed the 50,000,000 shares of common stock owned by Ms. Colon-Alonso. In addition, Mr. Aim is now a member of the Registrant’s Board of Directors. As we reported in an 8-K filed on May 24, 2013, effective at the close of business on May 22, 2013 Irma N. Colon-Alonso resigned her position as President, Secretary and Director of the Registrant. At the time of the resignation, there was no disagreement between Mrs. Colon-Alonso and the Registrant and the resignation was solely for personal reasons.

OUR BUSINESS

As a result of our acquisition of the Assets described above, we intend to commercialize the products which are developed from our Assets and we intend to become one of the leaders in the field of people protection against electromagnetic waves emitted by mobile phones. There is no assurance that we will be successful in reaching these goals.  In addition, in conjunction with Dephasium, Ltd., and the opening of its on line store, www.Dephasiumstore.com. we are now able to sell the products which Dephasium Ltd. distributes in the United States and Canada. To date, no sales have been generated and there is no assurance that any sales will be made in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2013  to the Three Months Ended June 30, 2012

Revenues

The Company did not generate any revenues from operations for the three months ended June 30, 2013 or for the three months ended June 30, 2012. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost  increases in services.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2013 were $25,437 as compared to $0 for the three month period ended June 30, 2012.

Net Loss

Our net loss for the three month  period ended June 30, 2013 was $25,437 as compared to a net loss for the three month period ended June 30, 2012 of $88,348.  The net loss for the three months ended June 30, 2013 were attributable to the costs of operating the company while  the net loss for the three months ended June 30, 2012 was attributable to discontinued operations.

At June 30, 2013, our accumulated deficit was $1,466,039.

Comparison of Operating Results for the Six Months Ended June 30, 2013  to the Six Months Ended June 30, 2012

Revenues

The Company did not generate any revenues from operations for the six months ended June 30, 2013 or for the six months ended June 30, 2012. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost  increases in services.

Operating Expenses

General and administrative expenses for the six months ended June 30, 2013 were $35,348 as compared to $0 for the six month period ended June 30, 2012.

Net Loss

Our net loss for the six month period ended June 30, 2013 was $35,348 as compared to a Net Loss for the six month period ended June 30, 2012 of $473,823.  The net loss for the six month period ended June 30, 2013 was attributable to the costs of continuing operations while the net loss for the six months ended June 30, 2012 was attributable to discontinued operations.

Assets and Liabilities

As of June 30, 2013, our total assets were $1,210,253 as compared to $0 at June 30, 2012  These assets were comprised of cash in the amount of $10,253 and patents acquired from Dephasium, Ltd. which the company valued at $1,200,000.

Total Current Liabilities were $9,475 at June 30, 2013 as compared to $0 at June 30, 2012. The change is due to the discontinuance of our prior operations.

Financial Condition, Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of $10,253..  As of June 30, 2013 the Company’s only debt was a short term loan payable in the amount of $9,475.

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

In July 2013, the Company changed its telephone number to (786) 290-8054.

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

DEPHASIUM CORP.

Dated: August 5, 2013	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte President and Chief Financial Officer