Form 10-Q
period 2013-09-30
Dephasium Corp.
filed 2013-11-07
CIK 723533

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2013   Commission file no.: 0-11596

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

As of November 5, 2013 there were 114,964,138 shares of voting stock of the registrant issued and outstanding.

DEPHASIUM, INC.
(A development stage enterprise)
Balance Sheet
(unaudited)

	September 30, 2013	December 31, 2012

CURRENT ASSETS
Cash	$1,497	$10,601

OTHER ASSETS
Patent	1,200,000	-

TOTAL ASSETS	1,201,497	10,601

CURRENT LIABILITIES
Accounts payable	-	13,576
Short term loan payable	9,475	9,475

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value, 50,000,000 shares
authorized, 0 issued and outstanding at September 30, 2013 and 2012	-	-
Common stock, $.0001 par value, 500,000,000 authorized, 94,964,138
issued and outstanding at September 30, 2013 and December 31, 2012	9,496	9,496
Additional paid in capital	2,646,095	1,388,745
Deficit accumulated during development stage	(1,463,569)	(1,410,691)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,192,022	(12,450)

TOTAL LIABILITEIS AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,201,497	$10,601

DEPHASIUM, INC.
(A development stage enterprise)
Statement of Operations
(unaudited)

					From inception
	3 Months ended		Nine months ended		March 24, 2001
COST AND EXPENSES:	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	to September 30, 2013

General and administrative expense	$8,756	10,585	$44,122	10,585	$80,328

Net loss from continuing operations	(8,756)	(10,585)	(44,122)	(10,585)	(80,328)

Loss from discontinued operations	-	-	-	(473,823)	(1,383,241)

Net loss	$(8,756)	$(10,585)	$(44,122)	$(473,823)	$(1,463,569)

Basic net loss per weighted average share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares	94,964,138	94,964,138	94,964,138	94,964,138

DEPHASIUM, INC.
(A development stage enterprise)
STATEMENT OF CASH FLOWS
(unaudited)

			From Inception
	NINE MONTHS ENDED SEPTEMBER 30,		March 24, 2001 to
OPERATING ACTIVITIES:	2013	2012	SEPTEMBER 30, 2013
Net Loss	$(44,122)	$(10,585)	(80,328)
Adjustments to reconcile net loss to net cash used in operating activities
Net cash used by discontinued operations		(473,823)	(1,383,241)
Accounts payable	18

NET CASH USED IN OPERATING ACTIVITIES	(44,104)	(484,408)	(1,463,569)

FINANCING ACTIVTIIES:
Proceeds from issuance of common stock	50,000	204,306	1,454,465
Acquisition of treasury stock	(15,000)	-
Proceeds from loans	-	250,000	250,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,000	454,306	1,454,465

NET DECREASE IN CASH	(9,104)	(30,102)	(9,104)

Cash - beginning of period	10,601	34,517	10,601

Cash - end of period	$1,497	$4,415	1,497

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

(5) Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s’ ability to continue as a going concern, as reflected by the Company’s reoccurring losses at September 30, 2013.  The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(6) Subsequent Events:

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There were no other material subsequent events to disclose.

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

On June 11, 2012 the Company entered into a Rescission Agreement whereby the Company rescinded the previous Agreement for the exchange of common stock dated March 24, 2001 with Pay Mobile, Inc., a Delaware corporation (“PMD”). As a result of the transaction, the Company reverted back to its pre-acquisition status.

On March 5, 2013, the Registrant entered into an Asset Purchase Agreement for the purchase of certain patents and trademarks from Dephasium, Ltd., a limited partnership organized under the laws of the United Kingdom. Pursuant to the Agreement, in consideration of the transfer to the Registrant of the ANCILIA patent and trademark, Registration Number 4,085,620 (the “Assets”), the Registrant agreed to issue Dephasium 70,000,000 shares of its restricted common stock. As of April 18, 2013, all conditions precedent to the closing had been satisfied, and the transaction closed.  For a more complete description of the transaction, please refer to our 8-K filed with the SEC on March 5, 2013 and April 18, 2013 both of which are incorporated herein by reference.

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

Comparison of Operating Results for the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012.

Revenues:

The Company did not generate any revenues from operations for the three months ended September 30, 2013 or for the three months ended September 30, 2012. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses:

General and administrative expenses for the three months ended September 30, 2013 were $8,756 as compared to $10,585 for the three month period ended September 30, 2012.

Net Loss:

Our net loss for the three month period ended September 30, 2013 was $8,756 as compared to a net loss for the three month period ended September 30, 2012 of $10,585.  Both net losses were attributable to the costs of operating the company.

At September 30, 2013, our accumulated deficit was $1,463,569.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Revenues:

The Company did not generate any revenues from operations for the nine months ended September 30, 2013 or for the nine months ended September 30, 2012. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses:

General and administrative expenses for the nine months ended September 30, 2013 were $44,122 as compared to $10,585 for the six month period ended September 30, 2012.

Net Loss:

Our net loss from operations for the nine month period ended September 30, 2013 was $44,122  as compared to a net loss from operations for the nine month period ended June 30, 2012 of $10,585.  The net loss from discontinued operations 2013 was $0 as compared to a net from discontinued operations for the nine month period ended June 30, 2012 of $473,823.

The net loss for  nine month period ended September 30, 2013 was attributable to the costs of continuing operations while the net loss for the nine months ended September 30, 2012 was attributable to discontinued operations.

Assets and Liabilities:

As of September 30, 2013, our total assets were $1,201,497 as compared to $10,061 at December 31, 2012  As of September 30, 2013, these assets were comprised of cash in the amount of $1, 497 and patents acquired from Dephasium, Ltd. which the company valued at $1,200,000.

Total Current Liabilities were $9,475 at September 30, 2013  and December 31, 2012.

Financial Condition, Liquidity and Capital Resources:

At September 30, 2013, we had cash and cash equivalents of $1, 497.  As of September 30, 2013 the Company’s only debt was a short term loan payable in the amount of $9,475.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2012 and December 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.  We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and  principal financial  officers, as appropriate,  to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of  the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that we have material defects in our internal control over financial reporting. Specifically they determined (i) that there was a lack of entity level control; and (ii) that the size of our accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of Septembre 30, 2013.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DEPHASIUM CORP.

Dated: November 6, 2013	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte President and Chief Financial Officer