Form 10-K
period 2013-12-31
Dephasium Corp.
filed 2015-01-14
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (45,164,138 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s last day of the most recent fiscal year: “$451,641($0.01).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 95,164,138 shares issued at January 13, 2015.

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

On March 24, 2011, the Company entered into a Share Exchange Agreement (the Agreement) with Pay Mobile, Inc. (PMD) a Delaware corporation and its shareholders. Pursuant to the terms of the Agreement, the company acquired 100% of the issued and outstanding shares of PMD. On June 11, 2012 the Agreement with PMD was rescinded and the common shares of the Company which were previously issued to the PMD shareholders pursuant to the Agreement were canceled.

On March 5, 2013, the Registrant entered into an Asset Purchase Agreement for the purchase of certain patents and trademarks from Dephasium, Ltd., a limited partnership organized under the laws of the United Kingdom. Pursuant to the Agreement, in consideration of the transfer to the Registrant of the ANCILIA patent and trademark, Registration Number 4,085,620, the Registrant agreed to issue Dephasium 70,000,000 shares of its restricted common stock. In addition, in consideration of $15,000, the Registrant redeemed and cancelled 50,000,000 shares of its restricted common stock previously issued its former sole officer and director, Colon-Alonso, who as of that date, ceased to be a shareholder of the Registrant. The Registrant has also agreed to name Lucien Gerard AIM to its Board of Directors.

In exchange for the issuance of the 70,000,000 shares of our restricted common stock, we relied on a Patent Evaluation which had been received from an independent third party, OMECA for purposes of determining the patent’s value. At that time. Dephasium, Ltd., had already established a web site for its operations in Europe which can viewed at www.dephasiums.com. Thereafter, Dephasium Ltd. set up an online store at www.Dephasiumstore.com. The on line store enabled the Company to sell the products which it was distributing in the United States and Canada in conjunction with its Distribution Agreement with Dephasium, Ltd. The Company was to receive 30% of the revenues generated from sales within the United States and Canada.Unfortunately, the site failed to generate any sales and the Company does not have the resources to hire a sales force to market the products in the United States and Canada. As such, the Company has determined that it is in its best interest to discontinue its plans to sell products in the United States and Canada. In doing so, the Company has also determined that the ANCILIA patent does not have any value on our books and records.

Effective as of the close of business December 30, 2013, Lucien Gerard resigned as a Director of the Company. That left Francisco Terreforte as our sole Director.

Effective December 31, 2013 the Company entered into two agreements with Dephasium Ltd. The first one was a restructuring of its prior Asset Purchase Agreement whereby the Company had issued 70,000,000 to Dephasium Ltd. In exchange for the ANCILIA patent and trademark registration number 4,085,627. Pursuant to the Restructuring Agreement, the Company transferred back the ANCILIA patent and trademark and Dephasium Ltd. agreed to cancel the 70,000,000 shares of the Company’s common which were previously issued to it. In addition the Company committed up to $25,000 to be used to market Dephasium, Ltd.’s products and entered into a separate Licensing Agreement with with Dephasium, Ltd. That Licensing Agreement, also dated December 31, 2013, granted the Company a license to market Dephasium, Ltd. products in North American in return for a 25% net license fee. That licensing agreement has expired.

In addition, on December 31, 2013 Hal Lansky entered into a Promissory Note with the Company in the sum of $50,000 in return for the Company agreeing to issue him 50,000,000 shares of the Company’s common stock. The stock was to be cancelled if the $50,000 due on the Note was not paid to the Company on or before July 1, 2014. The Company received the $50,000 on June 30, 2014 and as such the Note has been canceled and the funds have been added to the working capital of the Company.

Current Status of our Business

The Company is considered to be in the development stage and has not yet generated or realized any revenues from business operations. The Company's business strategy has changed to seeking potential merger candidates and we are now considered a shell as defined by the SEC. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2013. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Employees

At December 31, 2013 the Company did not have any employees.

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

Attention: J. Francisco Terreforte

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

As an early stage company, we have a capital deficiency and limited operating resources.  As of December 31, 2013 , we had cash on hand of $313.  The cash on hand in our bank accounts will not be sufficient to maintain our operations.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

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

As of December 31, 2013, we have 45,164,138 shares of our common stock issued and outstanding. An additional 50,000,000 shares were issued subsequent to December 31, 2013.  We are authorized to issue up to 500,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

OTCQB Listing

Our common stock is currently listed for trading on the OTC Market Group’s OTCQB which we believe is the most active and best place for stocks to trade on the over-the-counter market. Prior to this fiscal year, for our common stock to be listed for trading on the OTCQB we only had to be current in our SEC reporting. Several months ago the OTC Market Group informed reporting companies that to maintain a listing on the OTCQB, companies would have to meet certain standards and pay fees to maintain its listing. The following is a summary of what we must do to maintain our OTCQB listing:

1.	Maintain a bid price of $.01
2.	Maintain current reporting with the SEC.
3.	Pay an annual listing fee of $10,000. However, we are eligible for a discount in the first two years of $7,5oo per year.
4.	File an initial application with the OTC Market Group.
5.	File an Initial and Annual Certification signed by our CEO and/or CFO stating:

A.	The company=s reporting standard and briefly describing the registration status of the company.
B.	That the company is current in its reporting obligations to the SEC and that such information is available either on EDGAR or the OTC Markets website.
C.	State that the name of the law firm and/or attorneys that assist the company in preparing its annual report or 10-K.
D.	Confirm that the company profile on the OTC Markets website is current and complete.
E.	Confirm the total number of outstanding shares and the number of shares in the public float as of the most recent fiscal year end.
F.	State the names and shareholdings of all officers and directors and shareholders that beneficially own 5% or more of the total outstanding shares.

This is a summary only of the requirements and a complete and more detailed list may be found on the OTC Market Group’s web site at www.otcmarkets.com. We intend to complete and file the initial application and certifications with the OTC Market Group to maintain our common stock’s listing on the OTCQB. However, there is no guarantee that we will be able to maintain such listing and if we do not, our common stock will then trade on the OTC Pink Sheets which we believe does not have the standards of the OTCQB and may make it harder for potential investors to buy and sell shares of our Company.

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

ITEM 4:	RESERVED

Not Applicable.

PART II

ITEM 5:	MMARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share (the "Common Stock"), is traded on the OTC Bulletin Board market under the symbol "DPHS." Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ending December 31, 2013, and 2012, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2012	High	Low

First Quarter	0.45	0.40
Second Quarter	0.45	0.45
Third Quarter	0.45	0.16
Fourth Quarter	0.16	0.10

Year 2013	High	Low

First Quarter	0.13	0.13
Second Quarter	0.61	0.10
Third Quarter	0.07	.01
Fourth Quarter	0.06	0.01

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

Plan of Operation

The Company is a development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy was to market the Dephasium Ltd’s products in North America and to hire a sales representative to do so. However, that has not been successful and our license agreement to do so has expired. We may also seek to expand our business by seeking to purchase additional businesses. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2013. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

Results of Operations for the Twelve Months Ended December 31, 2013 and December 31, 2012

Net Loss

We have never generated any revenues. Our Net Loss for the year ended December 31, 2013 was $1,175,804 .The Net Loss for the year ended December 31, 2012 was $501,273 including Losses from discontinued operations of $473,823.

Assets and Liabilities

Our total assets were $313 at December 31, 2013 as compared to total assets of $10,601 at December 31, 2012.

Total Current Liabilities were $9,99 at December 31, 2013 as compared to Total Current Liabilities of $23,051 at December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, the Company had cash of $313. The current cash on hand in our bank accounts will not be sufficient to maintain our operations.

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

Warrants

As of December 31, 2013, we had no outstanding warrants.

Common Stock

As of December 31, 2013, there were 45,164,138 shares issued and outstanding.

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

Our financial statements have been examined to the extent indicated in their report by Paritz & Company, P.A. for the year ended December 31, 2013, and the year ended December 31, 2012, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-2 hereof in response to Part F/S of this Form 10-K.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Dephasium Corp

Miami, FL

We have audited the accompanying balance sheets of Dephasium Corp as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ equity(deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dephasium Corp as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A

Hackensack, New Jersey

January 9, 2015

Dephasium Corp.

(f/k/a Allied Ventures Holding Corp.)

(f/k/a Pay Mobile, Inc.)

Balance Sheets

ASSETS

	December 31, 2013	December 31, 2012
CURRENT ASSETS

Cash and cash equivalents	$313	$10,601

TOTAL CURRENT ASSETS	313	10,601

TOTAL ASSETS	$313	$10,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$516	$13,576
Short term loan	9,475	9,475

TOTAL CURRENT LIABILITIES	9,991	23,051

TOTAL LIABILITIES	9,991	23,051

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and 2012, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 45,164,138 and 94,964,138 shares issued and outstanding as of December 31, 2013 and 2012, respectively	4,516	9,496
Common stock to be issued	5,000	-
Additional paid-in capital	2,617,301	1,388,745
Subscription receivable	(50,000)	-
Accumulated deficit	(2,586,495)	(1,410,691)

Total Stockholders' (Deficit)	(9,678)	(12,450)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$313	$10,601

See accompanying notes to financial statements.

Dephasium Corp.

(f/k/a Allied Ventures Holding Corp.)

(f/k/a Pay Mobile, Inc.)

Statements of Operations

	Years Ended December 31,
	2013	2012

REVENUES	$-	$-

EXPENSES

General and administrative	45,804	27,450
Impairment loss	1,130,000	-

Total Expenses	1,175,804	27,450

LOSS FROM CONTINUING OPERATIONS	(1,175,804)	(27,450)

Loss from discontinued operations	-	473,823

LOSS BEFORE INCOME TAXES	(1,175,804)	(501,273)

Provision for income taxes	-	-

NET LOSS	$(1,175,804)	$(501,273)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS - BASIC AND DILUTED	$(0.01)	$0.00

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	$0.00	$0.00

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	0.00

WEIGHTED AVERAGE OUTSTANDING SHARES BASIC AND DILUTED	109,226,604	110,173,018

See accompanying notes to financial statements.

Dephasium Corp.

(f/k/a Allied Ventures Holding Corp.)

(f/k/a Pay Mobile, Inc.)

Statements of Stockholders' Equity (Deficit)

 For the Years Ended December 31, 2013 and 2012

								Total
	# Of Shares	# Of Shares						Stockholders'
	Common	Common Stock	Common Stock	Common Stock	Additional	Subscription	Accumulated	Equity
	Stock	To Be Issued	Par $.0001	To Be Issued	Paid-In Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2011	129,114,138	-	$12,911	$-	$574,146	$-	$(911,630)	$(324,573)

Recission of share exchange agreement on June 11, 2012	(34,150,000)	-	(3,415)	-	814,599	-	2,212	813,396

Net Loss, Year ended December 31, 2012	-	-	-	-	-	-	(501,273)	(501,273)

Balance, December 31, 2012	94,964,138	-	9,496	-	1,388,745	-	(1,410,691)	(12,450)

Common stock issued for cash on February 6, 2013	200,000	-	20	-	49,980	-	-	50,000

Capital contribution from officer	-	-	-	-	13,576	-	-	13,576

Common stock issued for patent on April 19, 2013	70,000,000	-	7,000	-	1,193,000	-	-	1,200,000

Redemption of common stock on April 19, 2013	(50,000,000)	-	(5,000)	-	(10,000)	-	-	(15,000)

Common stock cancelled for returned patent on December 31, 2013	(70,000,000)	-	(7,000)	-	(63,000)	-	-	(70,000)

Common stock to be issued pursuant to agreement dated December 31, 2013	-	50,000,000	-	5,000	45,000	(50,000)	-	-

Net loss, year ended December 31, 2013	-	-	-	-	-	-	(1,175,804)	(1,175,804)

Balance, December 31, 2013	45,164,138	50,000,000	$4,516	$5,000	$2,617,301	$(50,000)	$(2,586,495)	$(9,678)

See accompanying notes to financial statements.

Dephasium Corp.

(f/k/a Allied Ventures Holding Corp.)

(f/k/a Pay Mobile, Inc.)

Statements of Cash Flows

	Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES

Net (loss)	$(1,175,804)	$(501,273)
Net loss from discontinued operations	-	473,823
Impairment loss	1,130,000	-
Adjustments to reconcile net (loss) to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(13,060)	23,052

Net Cash Used by Operating
Activities - Continuing Operations	(58,864)	(4,398)

Net Cash Provided by (used in) Operating
Activities - Discontinued Operations	-	(28,993)

NET CASH USED BY OPERATING ACTIVITIES	(58,864)	(33,391)

FINANCING ACTIVITIES

Proceeds from short term loan	-	9,475
Proceeds from sale of common stock	50,000	-
Redemption of common stock	(15,000)	-
Capital contributions from officers	13,576	-
Net Cash Provided by
Financing Activities	48,576	9,475

NET DECREASE IN CASH	(10,288)	(23,916)

CASH AT BEGINNING OF YEAR	10,601	34,517

CASH AT END OF YEAR	$313	$10,601

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING ACTIVITY:
Common stock issued for patent acquisition	$1,200,000	$-

See accompanying notes to financial statements.

DEPHASIUM CORP.

(f/k/a ALLIED VENTURES HOLDING CORP.)

(f/k/a PAY MOBILE, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

NOTE 1 – COMPANY BACKGROUND AND ORGANIZATION

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

On March 24, 2011, the Company entered into a Share Exchange Agreement (the Agreement) with Pay Mobile, Inc. (PMD) a Delaware corporation and its shareholders. Pursuant to the terms of the Agreement, the company acquired 100% of the issued and outstanding shares of PMD. On June 11, 2012 the Agreement with PMD was rescinded and the common shares of the Company which were previously issued to the PMD shareholders pursuant to the Agreement were canceled.

The Company has reverted to a Shell Company status and is looking for a new business opportunity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and a short-term loan. The carrying amounts of the Company’s financial instruments approximate fair value because of the short term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect those estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

Intangible Assets

In accordance with ASC 350-30, which provides guidance on accounting for general intangibles other than goodwill, the Company tests its intangible assets for impairment based on the assets classification as finite-lived or indefinite-lived. The Company’s sole intangible asset was a patent which is deemed to be finite-lived. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the Company determines that the sum of the undiscounted cash flows expected from the asset’s use and eventual disposal is less than the carrying amount of the asset, an impairment charge is recorded to the extent that the carrying amount exceeds the asset’s fair value. The Company experienced an impairment loss discussed in Note 3.

Income Taxes

The Company utilizes the asset and liability method to account for income taxes pursuant to ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is used to reduce net deferred tax assets to the amount that, based on management’s estimate, is more likely than not to be realized.

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Based Compensation

Stock based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common stock by the weighted average number of shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There is no dilutive debt or equity.

Fair Value Measurements

The Company follows the provisions of ASC 820, “Fair Value Measurements And Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted principles, and enhances disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 – Valuations based on observable inputs other than quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of December 31, 2013 and 2012, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

Recent Accounting Pronouncements

In July 2013, FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective for fiscal years beginning after December 31, 2013 on either a prospective or retrospective basis. The Company does not believe the adoption of this accounting pronouncement will have a material impact on its financial statements.

On June 10, 2014 the FASB issued ASU 2014-10, Development Stage Entities, (Topic 915), which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The removal of the DSE reporting requirements are effective for public entities for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption of the new standard is permitted and it was adopted by the Company in the quarter ended December 31, 2013.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 3 – ASSET PURCHASE AND RESTRUCTURING AGREEMENTS AND IMPAIRMENT LOSS

On March 5, 2013 the Company entered into an Asset Purchase Agreement for the purchase of a patent from Dephasium, LTD, a limited partnership organized under the laws of the United Kingdom. Pursuant to the Agreement, in consideration of the transfer to the Company of the ANCILIA Patent and Trademark, the Company agreed to issue Dephasium, LTD 70,000,000 shares of its restricted common stock.  As of April 18, 2013, all conditions precedent to the closing were satisfied. The patent was valued and recorded at $1,200,000 based on an independent appraisal.

Effective December 31, 2013, the Company entered into a “Restructuring Agreement” with Dephasium, LTD whereby (1) the Company shall transfer the patent and Ancilia trademark back to Dephasium, LTD (2) Dephasium LTD shall return the 70,000,000 restricted common stock shares to the Company and said shares are deemed cancelled (3) the Company shall enter into a license agreement for the sale of Dephasium, LTD products and commit up to $25,000 to be used for marketing the products in the United States.

On December 31, 2013 the value of the Company’s common stock was $0.01 per share. Accordingly, the 70,000,000 returned common shares had a value of $70,000 resulting in an impairment loss on the returned patent and trademark of $1,130,000.

NOTE 4 – SHORT-TERM LOAN

On December 17, 2012 the Company entered into a $9,475 promissory note obligating the Company to repay the loan one year from the date thereof. The annual interest rate is “US Prime” plus 8%. The prime rate on the note’s execution date was 3.25%; accordingly, the annual interest rate is 11.25%. The note matured in December 2013 and the Company did not pay any of the principal. The Company is in default but has not received notification thereof from the lender as required in the note.

NOTE 5 – STOCKHOLDERS’ EQUITY

Pursuant to the June 11, 2012 rescission of the Share Exchange Agreement referred to in Note 1, the net amount of common shares cancelled by the Company totaled 34,150,000.

On February 6, 2013 the Company issued 200,000 common shares for proceeds of $50,000.

On April 19, 2013 the Company redeemed 50,000,000 common shares for $15,000.

On April 19, 2013 the Company issued 70,000,000 restricted common shares pursuant to the asset purchase agreement referred to in Note 3. The 70,000,000 shares were canceled effective December 31, 2013 pursuant to the restructuring agreement referred to in Note 3.

Effective December 31, 2013 the Company entered into an agreement to issue 50,000,000 common shares in exchange for $50,000. The Company recorded a subscription receivable for said amount as the $50,000 was received in 2014.

In 2013 an officer of the Company contributed $13,576.

NOTE 6 – COMMITMENT

Pursuant to the restructuring agreement referred to in Note 3, the Company entered into a license for the sale of products. The Company agreed to commit up to $25,000 to be used for marketing the products in the United States.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,586,495 and Stockholders’ Deficit of $9,678 at December 31, 2013. In addition, the Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 – INCOME TAXES

The reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows:

	2012	2013

Income tax benefit using U.S. statutory rate	34.0%	34.0%
Valuation allowance	(34.0)	(34.0%)
Effective income tax rate	0.0%	0.0%

The components of the Company’s deferred tax asset are as follows as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Deferred Tax Asset:
Net Operating Loss Carryforward	$285,694	$270,120
Valuation Allowance	(285,694)	(270,120)
Total Net Deferred Tax Asset	$-	$-
Change in Valuation Allowance	$15,574	$9,333

The potential deferred tax asset is computed utilizing a 34% federal statutory tax rate. No deferred tax asset has been reported in the financial statements because the Company believes it is more likely than not that the net operating loss (NOL) carryforwards will not be realized. Accordingly, the potential tax benefits of the NOL carryforwards are offset by a valuation allowance of the same amount.

The increase in the 2013 and 2012 valuation allowance of $15,574 and $9,333, respectively, is solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of December 31, 2013 and December 31, 2012, the Company had NOL carryforwards for income tax reporting purposes of approximately $840,276 and $794,472, respectively; which expire between 2014 and 2033.

The Company has not filed 2012 and 2013 income tax returns. The Company’s tax returns are subject to examination by the federal tax authorities for years 2011 through 2013.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Management has determined that no events occurred subsequent to December 31, 2013 that would require disclosure in the financial statements except for the item disclosed in the following paragraph.

The Company issued 50,000,000 shares of common stock in exchange for the receipt of $50,000 pursuant to the December 31, 2013 agreement referred to in Note 4.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our accountants regarding accounting and financial disclosure.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

Effective as of the close of business December 30, 2013, Lucien Gerard resigned as a Director of the Company. That left Francisco Terreforte as our sole Director.

On December 31, 2013 the Company entered into two agreements with Dephasium Ltd. The first one was a restructuring of its prior Asset Purchase Agreement whereby the Company had issued 70,000,000 to Dephasium Ltd. In exchange for the ANCILIA patent and trademark registration number 4,085,627. Pursuant to the Restructuring Agreement, the Company transferred back the ANCILIA patent and trademark and Dephasium Ltd. agreed to cancel the 70,000,000 shares of the Company’s common which were previously issued to it. In addition the Company committed up to $25,000 to be used to market Dephasium, Ltd.’s products and entered into a separate Licensing Agreement with with Dephasium, Ltd. That Licensing Agreement, also dated December 31, 2013, granted the Company a license to market Dephasium, Ltd. products in North American in return for a 25% net license fee.

In addition, on December 31, 2013 Hal Lansky entered into a Promissory Note with the Company in the sum of $50,000 in return for 50,000,000 of the Company’s common stock. The stock was to be cancelled if the $50,000 due on the Note was not paid to the Company on or before July 1, 2014. The Company received the $50,000 on June 30, 2014 and as such the Note has been cancelled and the funds have been added to the working capital of the Company.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of December 31, 2012:

Name	Age	Position
J. Francisco Terreforte	40	Chief Executive Officer, President and Chief Financial Officer, Director

Biographical Information Regarding Officers and Directors

J. Francisco Terreforte is also a director, president and CEO of Asia Atlantic  Resources, Inc. which is an SEC reporting shell company and has held those positions since February 2011. He is also an independent consultant to several companies, specifically in the mortgage and realty investment sector.  Prior to becoming an independent Consultant, Mr. Terreforte oversaw the Mortgage Administration Division of Central Florida Investments, Inc. and was with Central Florida Investments for eight (8) years.

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

Summary Compensation Table

Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($)	Total

J. Francisco Terreforte	2013	0	0	0

No other officers earned over $100,000 in the preceding fiscal years, other than as set forth above.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

For the years ended December 31, 2013 and December 31, 2012, the directors were not awarded any options or paid any cash compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2013 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below assumes all share cancellations as disclosed are completed and reflects each holder’s ownership interest in the 95,164,138 shares of common stock issued and outstanding as of December 16 , 2014. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 17695 S.W. 104 Street, Ste. 210, Miami, FL 33156

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock

Hal Minksy	50,000,000	53%

Potential Changes in Control

As disclosed above, effective December 31, 2013 there was a change of control in the Company from Dephasium Limited to Hal Minsky. Pursuant to the Agreements set forth at Item 1 Business 70,000,000 shares of the Company’s common stock was to be cancelled and 50,000,000 were to be issued to Hal Minsky. All the conditions precedent to those events occurred. However the transfer agent as of the time of this filing has not reflected that on its official books and records. Prior to these events, the Company would have had 115,164,138 shares issued and outstanding and Dephasium, Ltd. would have been in control of the Company as it would have owned an excess of 70%. The Company is diligently working with the transfer agent to get the cancellations and reissuances resolved.

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

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2013, totaled $10,000.  The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2012, totaled $10,000.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the years ended December 31, 2013 which are not disclosed in “Audit Fees” above, were $0 and for December 31, 2012, which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2013, were $0. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2013, were $0.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended December 31, 2013 and December 31, 2013, were $0.

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

 PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Financial Statements Financial Statements for the period from inception (October 1, 2003) to December 31, 2013.

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEPHASIUM CORP.

By:	/s/ J. Francisco Terreforte
Name:	J. Francisco Terreforte
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:   January 13, 2015

