Form 10-Q
period 2014-03-31
Allied Ventures Holdings Corp.
filed 2015-04-03
CIK 723533

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2014

Commission file no.: 0-11596

ALLIED VENTURES HOLDINGS CORP.

(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

17116 Prairie Street Northridge, CA	93125
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (818) 701-5432

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒   Yes   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 13, 2015 there were 95,164,138 shares of voting stock of the registrant issued and outstanding.

Allied Ventures Holdings Corp.
(f/k/a Dephasium Corp.)
(f/k/a Pay Mobile, Inc.)
Condensed Balance Sheets
UNAUDITED

ASSETS

	March 31, 2014	December 31, 2013
CURRENT ASSETS

Cash and cash equivalents	$2,708	$313

TOTAL CURRENT ASSETS	2,708	313

TOTAL ASSETS	$2,708	$313

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$516	$516
Short term loan	9,475	9,475
Note payable	5,000	-

TOTAL CURRENT LIABILITIES	14,991	9,991

TOTAL LIABILITIES	14,991	9,991

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value, 500,000,000
shares authorized, 45,164,138 and 45,164,138
shares issued and outstanding as of March 31, 2014
and December 31, 2013, respectively	4,516	4,516
Common stock to be issued	5,000	5,000
Additional paid-in capital	2,617,301	2,617,301
Subscription receivable	(50,000)	(50,000)
Accumulated deficit	(2,589,100)	(2,586,495)

Total Stockholders' (Deficit)	(12,283)	(9,678)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,708	$313

See accompanying notes to financial statements.

Allied Ventures Holdings Corp.
(f/k/a Dephasium Corp.)
(f/k/a Pay Mobile, Inc.)
Condensed Statements of Operations
UNAUDITED

	Three Months Ended March 31,
	2014	2013

REVENUES	$-	$-

EXPENSES

General and administrative	2,605	9,911

Total Expenses	2,605	9,911

Loss before income taxes	(2,605)	(9,911)

Provision for income taxes	-	-

NET LOSS	$(2,605)	$(9,911)

NET LOSS PER SHARE - BASIC AND DILUTED	$0.00	0.00

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	95,164,138	94,964,138

See accompanying notes to financial statements.

Allied Ventures Holding Corp.
(f/k/a Dephasium Corp.)
(f/k/a Pay Mobile, Inc.)
Condensed Statements of Cash Flows
UNAUDITED

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES

Net (loss)	$(2,605)	$(9,911)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Changes in operating assets and liabilities - none	-	-

NET CASH USED BY OPERATING ACTIVITIES	(2,605)	(9,911)

FINANCING ACTIVITIES

Proceeds from short term loan	5,000	-
Proceeds from sale of common stock	-	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	50,000

NET INCREASE IN CASH	2,395	40,089

CASH AT BEGINNING OF YEAR	313	10,601

CASH AT END OF YEAR	$2,708	$50,690

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements.

ALLIED VENTURES HOLDINGS CORP.

(f/k/a DEPHASIUM CORP.)

(f/k/a PAY MOBILE, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

NOTE 1 – INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of Allied Ventures Holding Corp. (the “Company”) as of March 31, 2014, and the statements of operations and cash flows for the three months then ended, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2014, and the results of its operations and cash flows for the three months then ended.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading and in conformity with the rules of the Securities and Exchange Commission. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the fiscal year ended December 31, 2013.

NOTE 2 – COMPANY BACKGROUND AND ORGANIZATION

Allied Ventures Holdings Corp., (the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada. On March 24, 2011, the Company amended its Articles of Incorporation to change its name to Pay Mobile, Inc. On January 2, 2013, the Company amended its Articles of Incorporation to change its name to Allied Ventures Holding Corp. On February 21, 2013, the Company amended its Articles of Incorporation to change its name to Dephasium Corp. On February 23, 2015, the Company amended its Articles of Incorporation to change its name to Allied Ventures Holdings Corp.

The Company is a “Shell Company” and is looking for a new business opportunity.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, a short-term loan and a short-term note payable. The carrying amounts of the Company’s financial instruments approximate fair value because of the short term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect those estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

As of March 31, 2014 and December 31, 2013, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

In August, 2014 the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not believe the adoption of this accounting pronouncement will have a material impact on its financial statements.

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

NOTE 5 – NOTE PAYABLE

On March 24, 2014, the Company entered into a $5,000 promissory note obligating the Company to repay the loan one year from the date thereof. The annual interest rate is “US Prime” plus 8%. The prime rate on the note’s execution date was 3.25%; accordingly, the annual interest rate is 11.25%.

NOTE 6 – STOCKHOLDERS’ EQUITY

Effective December 31, 2013 the Company entered into an agreement to issue 50,000,000 common shares in exchange for $50,000. The Company recorded a subscription receivable for said amount as the $50,000 was received in June, 2014. The shares were issued in October, 2014.

NOTE 7 – COMMITMENT

The Company entered into a license for the sale of products in 2013. The Company agreed to commit up to $25,000 to be used for marketing the products in the United States. To date the Company has not expended any funds related thereto. After March 31, 2014 the licensing agreement was terminated and the Company’s obligation to fund the $25,000 for marketing ceased. See Note 10.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,589,100 at March 31, 2014. In addition, the Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 – INCOME TAXES

The reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows as of March 31, 2014 and March 31, 2013, respectively:

	2014	2013

Income tax benefit using U.S. statutory rate	34.0%	34.0%
Valuation allowance	(34.0)	(34.0)%
Effective income tax rate	0.0%	0.0%

The components of the Company’s deferred tax asset are as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Deferred Tax Asset:
Net Operating Loss Carryforward	$286,580	$285,694
Valuation Allowance	(286,580)	(285,694)
Total Net Deferred Tax Asset	$-	$-
Change in Valuation Allowance	$886	$15,574

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

The increase in the valuation allowance of $886 for the three months ended March 31, 2014 and $15,574 for the year ended December 31, 2013, respectively, is solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of March 31, 2014, the Company had NOL carryforwards for income tax reporting purposes of approximately $842,881, which expire between 2014 and 2034.

The Company has not filed 2012, 2013 and 2014 income tax returns. The Company’s tax returns are subject to examination by the federal tax authorities for years 2011 through 2014.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 19, 2015, the date the financial statements were available to be issued. Management has determined that no events occurred subsequent to March 31, 2014 that would require disclosure in the financial statements except for the items disclosed in the following paragraphs.

The Company issued 50,000,000 shares of common stock in October, 2014 in exchange for the receipt of $50,000 which was received in June 2014.

Effective December 31, 2014, the licensing agreement referred to in Note 7 was terminated and the Company’s obligations related thereto ceased. Accordingly, the Company was not required to fund marketing costs referred to in the licensing agreement.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

DESCRIPTION OF BUSINESS

Introduction

Allied Ventures Holdings Corp., (the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada. On March 24, 2011, the Company amended its Articles of Incorporation to change its name to Pay Mobile, Inc. On January 2, 2013, the Company amended its Articles of Incorporation to change its name to Allied Ventures Holding Corp. On February 21, 2013 the Company changed its name to Dephasium Corp. and thereafter, on February 23, 2015, the Company amended its Articles of Incorporation to change its name to Allied Ventures Holdings Corp.

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

Effective December 31, 2013 the Company entered into two agreements with Dephasium Ltd. The first one was a restructuring of its prior Asset Purchase Agreement whereby the Company had issued 70,000,000 to Dephasium Ltd. In exchange for the ANCILIA patent and trademark registration number 4,085,627. Pursuant to the Restructuring Agreement, the Company transferred back the ANCILIA patent and trademark and Dephasium Ltd. agreed to cancel the 70,000,000 shares of the Company’s common which were previously issued to it. In addition the Company committed up to $25,000 to be used to market Dephasium, Ltd.’s products and entered into a separate Licensing Agreement with with Dephasium, Ltd. That Licensing Agreement, also dated December 31, 2013, granted the Company a license to market Dephasium, Ltd. products in North American in return for a 25% net license fee. That licensing agreement expired on December 31, 2014.

In addition, on December 31, 2013 Hal Lansky entered into a Promissory Note with the Company in the sum of $50,000 in return for the Company agreeing to issue him 50,000,000 shares of the Company’s common stock. The stock was to be cancelled if the $50,000 due on the Note was not paid to the Company on or before July 1, 2014. The Company received the $50,000 on June 30, 2014 and as such the Note has been canceled and the funds have been added to the working capital of the Company. Furthermore, as reported in the 8-K filed with the SEC on January 24, 2015, J. Francisco resigned as an office and director of the Company, thus resigning all his positions and Harold Minksky was appointed the Company’s sole officer and director.

Current Status of our Business

The Company has not yet generated or realized any revenues from business operations. The Company's business strategy has changed to seeking potential merger candidates and we are now considered a shell as defined by the SEC. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2013. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Revenues

The Company did not generate any revenues from operations for the three months ended March 31, 2014 or for the three months ended March 31, 2013. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2014 were $2,605 as compared to $9,911 for the three month period ended March 31, 2013. The decrease of $7,306 is primarily attributable to the absence of legal fees in the quarter ended March 31, 2014 and a decrease in auditor fees because the December 31, 2013 audit was not commenced until the fourth quarter of 2014.

Net Loss

Our net loss for the three month period ended March 31, 2014 was $2,605as compared to a net loss for the three month period ended March 31, 2013 of $9,911. The reason for the decrease in loss is explained in the “Operating Expenses” section in the preceding paragraph.

At March 31, 2014, our accumulated deficit was $2,589,100 as compared to an accumulated deficit of $2,586,495 as of December 31, 2013. The increase in the accumulated deficit is a result of the $2,605 loss for the three months ended March 31, 2014.

Assets and Liabilities

As of March 31, 2014, our total assets were $2,708 as compared to $313 at December 31, 2013. The increase of $2,395 is attributable to an increase in cash of $2,395 resulting from a cash inflow of $5,000 from a short term note payable reduced by net cash used in operating activities of $2,605.

Total Current Liabilities were $14,991 at March 31, 2014 as compared to $9,991 at December 31, 2013. The $5,000 increase results from a short-term note loan received by the Company.

Financial Condition, Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $2,708. As of March 31, 2014 the Company’s only debt was comprised of a short term loan payable in the amount of $9,475 which is in default and a $5,000 short-term note payable.

The Company had a working capital deficit of $12,283 at March 31, 2014 and $9,678 at December 31, 2013, respectively. The increase in the working capital deficit of $2,605 is attributable to the loss for the three months ended March 31, 2014.

For the three months ended March 31, 2014 and 2013 the net cash used by operating activities was $2,605 and $9,911, respectively, which was comprised entirely of the net loss for the respective periods as there were no adjustments to reconcile net loss to net cash used by operating activities and there were no changes in operating assets and liabilities. The reason for the decline in loss is explained in the ‘Net Loss’ section shown above.

For the three months ended March 31, 2014 and 2013 the net cash provided by financing activities was $5,000 and $50,000, respectively. The $5,000 cash provided in the 2014 period is from a short-term note payable. The $50,000 cash provided in the 2013 period is from the sale of common stock.

For the three months ended March 31, 2014 and 2013 the increase in cash was $2,395 and $40,089, respectively. The reason for the decline in the increase in cash in 2014 is explained in the two preceding paragraphs.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, operating results, liquidity, capital expenditures of capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Forward-Looking Statements

This Form 10-Q includes Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.  Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.  The Company assumes no obligations to update any such forward-looking statements.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

In order to mitigate the material weakness over financial reporting attributable to a lack of segregation of duties, the Company engages an independent CPA who analyzes transactions quarterly and annually and prepares the Company’s quarterly and annual financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

None.

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

Allied Ventures Holdings Corp.

Dated: April 3, 2015	By:	/s/ Harold Minksy
Harold Minsky President and Chief Financial Officer

