Form 10-Q
period 2014-09-30
Allied Ventures Holdings Corp.
filed 2015-04-08
CIK 723533

United States

 Securities and Exchange Commission

 Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2014

Commission file no.: 0-11596

ALLIED VENTURES HOLDINGS CORP.
(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17116 Prairie Street, Northridge, CA	91325
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (818) 701-5432

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Allied Ventures Holdings Corp.

(f/k/a) Dephasium Corp.

(f/k/a Pay Mobile, Inc.)

Condensed Balance Sheets

UNAUDITED

ASSETS

	September 30, 2014	December 31, 2013

CURRENT ASSETS

Cash and cash equivalents	$47,647	$313

TOTAL CURRENT ASSETS	$47,647	$313

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued Expenses	$809	$516
Short term loan	9,475	9,475
Note payable	5,000	-

TOTAL CURRENT LIABILITIES	15,284	9,991

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 45,164,138 and 45,164,138 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	4,516	4,516
Common stock to be issued	5,000	5,000
Additional paid-in capital	2,617,301	2,617,301
Subscription receivable	-	(50,000)
Accumulated deficit	(2,594,454)	(2,586,495)

Total Stockholders' Equity (Deficit)	32,363	(9,678)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$47,647	$313

See accompanying notes to condensed financial statements.

Allied Ventures Holdings Corp.

(f/k/a Dephasium Corp.)

(f/k/a Pay Mobile, Inc.)

Condensed Statements of Operations

UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

EXPENSES

General and administrative	2,973	8,756	7,666	44,122

Total Expenses	2,973	8,756	7,666	44,122

LOSS FROM OPERATIONS	(2,973)	(8,756)	(7,666)	(44,122)

OTHER EXPENSE
Interest expense	142	-	293	-

LOSS BEFORE INCOME TAXES	(3,115)	(8,756)	(7,959)	(44,122)

Provision for income taxes	-	-	-	-

NET LOSS	$(3,115)	$(8,756)	$(7,959)	$(44,122)

LOSS PER SHARE - BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES BASIC AND DILUTED	95,164,138	94,964,138	95,164,138	94,964,138

See accompanying notes to condensed financial statements.

Allied Ventures Holdings Corp.

(f/k/a Dephasium Corp.)

(f/k/a Pay Mobile, Inc.)

Condensed Statements of Cash Flows

UNAUDITED

	Nine Months Ended September 30
	2014	2013

OPERATING ACTIVITIES

Net (loss)	$(7,959)	$(44,122)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Changes in operating assets and liabilities:

Increase in accrued expenses	293	-
Increase in accounts payable	-	18
Net Cash Used by Operating Activities	(7,666)	(44,104)

FINANCING ACTIVITIES

Proceeds from sale of common stock	50,000	50,000
Short-term loan	5,000	-
Acquisition of treasury stock	-	(15,000)
Net Cash Provided by Financing Activities	55,000	35,000

NET INCREASE (DECREASE) IN CASH	47,334	(9,104)

CASH AT BEGINNING OF PERIOD	313	10,601

CASH AT END OF PERIOD	$47,647	$1,497

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed financial statements.

ALLIED VENTURES HOLDINGS CORP.

(f/k/a DEPHASIUM CORP.)

(f/k/a PAY MOBILE, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

NOTE 1 – INTERIM UNAUDITED FINANCIAL STATEMENTS

The balance sheet of Allied Ventures Holding Corp. (the “Company”) as of September 30, 2014, and the statements of operations and cash flows for the nine months then ended, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2014, and the results of its operations and cash flows for the nine months then ended.

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

As of September 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

NOTE 7 – COMMITMENT

The Company entered into a license for the sale of products in 2013. The Company agreed to commit up to $25,000 to be used for marketing the products in the United States. To date the Company has not expended any funds related thereto. After September 30, 2014 the licensing agreement was terminated and the Company’s obligation to fund the $25,000 for marketing ceased. See Note 10.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,594,454 at September 30, 2014. In addition, the Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 – INCOME TAXES

The reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows as of September 30, 2014 and September 30, 2013, respectively:

	2014	2013
Income tax benefit using U.S. statutory rate	34.0%	34.0%
Valuation allowance	(34.0)	(34.0%)
Effective income tax rate	0.0%	0.0%

The components of the Company’s deferred tax asset are as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Deferred Tax Asset:
Net Operating Loss Carryforward	$288,400	$285,694
Valuation Allowance	(288,400)	(285,694)
Total Net Deferred Tax Asset	$-	$-
Change in Valuation Allowance	$2,706	$15,574

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

The increase in the valuation allowance of $2,706 for the nine months ended September 30, 2014 and $15,574 for the year ended December 31, 2013, respectively, is solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of September 30, 2014, the Company had NOL carryforwards for income tax reporting purposes of approximately $848,235, which expire between 2014 and 2034.

The Company has not filed 2012, 2013 and 2014 income tax returns. The Company’s tax returns are subject to examination by the federal tax authorities for years 2011 through 2014.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 19, 2015, the date the financial statements were available to be issued. Management has determined that no events occurred subsequent to September 30, 2014 that would require disclosure in the financial statements except for the items disclosed in the following paragraphs.

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

Effective as of the close of business December 30, 2013, Lucien Gerard resigned as a Director of the Company. That left Francisco Terreforte as our sole Director. Mr. Terreforte resigned as a Director of the Company on January 19, 2015 at which time Harold Minsky became the Company’s sole Director.

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

Comparison of Operating Results for the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Revenues

The Company did not generate any revenues from operations for the three months ended September 30, 2014 or for the three months ended September 30, 2013. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2014 were $2,973 as compared to $8,756 for the three month period ended September 30, 2013. The decrease of $5,783 is primarily attributable to the absence of legal fees in the quarter ended September 30, 2014 and the absence of auditor fees because the Company was not current with its financial statement filings.

Net Loss

Our net loss for the three month period ended September 30, 2014 was $3,115 as compared to a net loss for the three month period ended September 30, 2013 of $8,756. The reason for the decrease in loss is explained in the “Operating Expenses” section in the preceding paragraph.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Revenues

The Company did not generate any revenues from operations for the nine months ended September 30, 2014 or for the nine months ended September 30, 2013. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2014 were $7,666 as compared to $44,122 for the nine month period ended September 30, 2013. The decrease of $36,456 is primarily attributable to the absence of legal fees in the nine months ended September 30, 2014 and the absence of auditor fees because the Company was not current with its financial statement filings.

Net Loss

Our net loss for the nine month period ended September 30, 2014 was $7,959 as compared to a net loss for the nine month period ended September 30, 2013 of $44,122. The reason for the decrease in loss is explained in the “Operating Expenses” section in the preceding paragraph.

At September 30, 2014, our accumulated deficit was $2,594,454 as compared to an accumulated deficit of $2,586,495 as of December 31, 2013. The increase in the accumulated deficit is a result of the $7,959 loss for the nine months ended September 30, 2014.

Assets and Liabilities

As of September 30, 2014, our total assets were $_47,647 as compared to $313 at December 31, 2013. The increase of $47,334 is attributable to an increase in cash of $47,334 resulting from $50,000 received from the sale of common stock, a cash inflow of $5,000 from a short term note payable reduced by net cash used in operating activities of $7,666.

Total Current Liabilities were $15,284 at September 30, 2014 as compared to $9,991 at December 31, 2013. The $5,293 increase primarily results from a $5,000 short-term note loan received by the Company.

Financial Condition, Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of $47,647 As of September 30, 2014 the Company’s only debt was comprised of a short term loan payable in the amount of $9,475 which is in default and a $5,000 short-term note payable. The Company also had other liabilities of $809 comprised of accrued expenses.

The Company had a working capital surplus of $32,363 at September 30, 2014 and a working capital deficit of $9,678 at December 31, 2013, respectively. The increase in working capital of $42,041 is attributable to proceeds from the sale of common stock of $50,000 reduced by the $7,959 loss for the nine months ended September 30, 2014.

For the nine months ended September 30, 2014 and 2013 the net cash used by operating activities was $7,666 and $44,104, respectively. For the September 30, 2014 period the $7,666 was comprised of the period’s loss of $7,959 less an increase in accrued expenses of $293. For the September 30, 2013 period the $44,104 was comprised of the period’s loss of $44,122 less an increase in accounts payable of $18. The reason for the decline in loss is explained in the ‘Net Loss’ section shown above.

For the nine months ended September 30, 2014 and 2013 the net cash provided by financing activities was $55,000 and $35,000, respectively. The $55,000 cash provided in the 2014 period is comprised of $50,000 from the sale of common stock and $5,000 from a short-term note payable. The $35,000 cash provided in the 2013 period is comprised of $50,000 from the sale of common stock reduced by $15,000 to redeem common stock.

For the nine months ended September 30, 2014 the increase in cash was $47,334. For the nine months ended September 30, 2013 the decrease in cash was $9,104. The reason for the increase in cash in 2014 is explained in the two preceding paragraphs.No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, operating results, liquidity, capital expenditures of capital resources.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Allied Ventures Holdings Corp.

Dated: April 8, 2015	By:	/s/ Harold Minsky
Harold Minsky
President and Chief Financial Officer

