Form 10-K
period 2014-12-31
Allied Ventures Holdings Corp.
filed 2015-06-11
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-11596

ALLIED VENTURES HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	95-3506403
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

17116 Prairie Street

Northridge, CA 91325

(Address of principal executive offices)

(818) 701-5432

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (45,164,138 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s last day of the most recent second fiscal quarter June 30,, 2014) : $451,164($0.01).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 95,164,138 shares issued at May 27, 2015.

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

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.  Unless otherwise provided in this Report, references to the "Company," “Allied,” the "Registrant," the "Issuer," "we," "us," and "our" refer to Allied Ventures Holdings Corp.

PART I

ITEM 1:	BUSINESS

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

Current Status of our Business

The Company is considered to be a shell corporation and in the development stage and has not yet generated or realized any revenues from business operations. The Company's business strategy has changed to seeking potential merger candidates and we are now considered a shell as defined by the SEC. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2014. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Employees

At December 31, 2014 the Company did not have any employees.

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

17116 Prairie Street

Northridge, CA 91325

(818) 701-5432

Attention: Harold Minksy

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

As an early stage company, we have a capital deficiency and limited operating resources.  As of December 31, 2014, we had cash on hand of approximately $35,000.   The cash on hand in our bank accounts will not be sufficient to maintain our operations.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	regulatory developments in Canada, United States or foreign countries;

•	litigation involving our company, our general industry or both;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

As of December 31, 2014, we had 95,164,138 shares of our common stock issued and outstanding.  We are authorized to issue up to 500,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

OTCQB Listing

Our common stock is currently listed for trading on the OTC Market Group’s Pink Sheets. Prior to this fiscal year, for our common stock to be listed for trading on the OTCQB we only had to be current in our SEC reporting. Several months ago the OTC Market Group informed reporting companies that to maintain a listing on the OTCQB, companies would have to meet certain standards and pay fees to maintain its listing. The following is a summary of what we must do to maintain our OTCQB listing:

1.	Maintain a bid price of $.01
2.	Maintain current reporting with the SEC.
3.	Pay an annual listing fee of $10,000. However, we are eligible for a discount in the first two years of $7,500 per year.
4.	File an initial application with the OTC Market Group.
5.	File an Initial and Annual Certification signed by our CEO and/or CFO stating:

A.	The company=s reporting standard and briefly describing the registration status of the company.
B.	That the company is current in its reporting obligations to the SEC and that such information is available either on EDGAR or the OTC Markets website.
C.	State that the name of the law firm and/or attorneys that assist the company in preparing its annual report or 10-K.
D.	Confirm that the company profile on the OTC Markets website is current and complete.
E.	Confirm the total number of outstanding shares and the number of shares in the public float as of the most recent fiscal year end.
F.	State the names and shareholdings of all officers and directors and shareholders that beneficially own 5% or more of the total outstanding shares.

This is a summary only of the requirements and a complete and more detailed list may be found on the OTC Market Group’s web site at www.otcmarkets.com. We do not intend to complete and file the initial application and certifications with the OTC Market Group to list our common stock on the OTCQB and instead have decided to maintain our listing on the OTC Pink Sheets.

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

Year 2014	High	Low

First Quarter	0.01	0.01
Second Quarter	0.01	0.01
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.01

Year 2013	High	Low

First Quarter	0.13	0.13
Second Quarter	0.61	0.1
Third Quarter	0.07	0.01
Fourth Quarter	0.06	0.01

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

Results of Operations

Results of Operations for the Twelve Months Ended December 31, 2014 and December 31, 2013

Revenues

The Company did not generate any revenues from operations for the years ended December 31, 2014 and 2013.

Operating Expenses

Operating expenses consist of general and administrative expenses and impairment loss. General and administrative expenses for the years ended December 31, 2014 and 2013 totaled $19,434 and $45,804, respectively. The decrease in general and administrative expenses of $26,370 is attributable to a decrease in legal and professional fees of approximating the $26,370 decline. In 2013 the Company incurred an impairment loss of $1,130,000. No impairment loss was incurred in 2014.

Net Loss

Our Net Loss for the year ended December 31, 2014 was $22,044.The Net Loss for the year ended December 31, 2013 was $1,175,804. The decline is attributable to the decline in general and administrative expenses referred to above and to the $1,130,000 impairment loss incurred in 2013.

Assets and Liabilities

Our total assets were $35,363at December 31, 2014 as compared to total assets of $313at December 31, 2013.

Total Current Liabilities were $17,085at December 31, 2014 as compared to Total Current Liabilities of $9,991 at December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, the Company had cash of $35,363. The current cash on hand in our bank accounts will not be sufficient to maintain our operations.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,608,539 at December 31, 2014. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

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

Warrants

As of December 31, 2014, we had no outstanding warrants.

Common Stock

As of December 31, 2014, there were 95,164,138 shares issued and outstanding.

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

Our financial statements have been examined to the extent indicated in their report by Paritz & Company, P.A. for the year ended December 31, 2014, and the year ended December 31, 2013, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-2 hereof in response to Part F/S of this Form 10-K.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Allied Venture Holding Corp.

(f/k/a) Dephasium Corp.

We have audited the accompanying balance sheets of Allied Venture Holding Corp (f/k/a Dephasium Corp) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2014. Allied Ventures Holding’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Ventures Holdings Corp (f/k/a Dephasium Corp) as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, NJ

June 2, 2015

Allied Ventures Holding Corp.

(f/k/a Dephasium Corp.)

(f/k/a Pay Mobile, Inc.)

Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$35,363	$313

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$35,363	$313

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued expenses	$2,610	$516
Short term loan	9,475	9,475
Note payable	5,000	-

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	17,085	9,991

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 95,164,138 and 45,164,138 shares issued and outstanding as of December 31, 2014 and 2013, respectively	9,516	4,516
Common stock to be issued	-	5,000
Additional paid-in capital	2,617,301	2,617,301
Subscription receivable	-	(50,000)
Accumulated deficit	(2,608,539)	(2,586,495)

Total Stockholders' Equity (Deficit)	18,278	(9,678)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$35,363	$313

See accompanying notes to financial statements.

Allied Ventures Holding Corp.

(f/k/a Dephasium Corp.)

(f/k/a Pay Mobile, Inc.)

For the Years Ended December 31, 2014 and 2013

Statements of Operations

	2014	2013

REVENUES	$-	$-

EXPENSES

General and administrative	19,434	45,804
Impairment loss	-	1,130,000

Total Expenses	19,434	1,175,804

LOSS FROM OPERATIONS	(19,434)	(1,175,804)

OTHER EXPENSE
Interest expense	2,610	-

LOSS BEFORE INCOME TAXES	(22,044)	(1,175,804)

Provision for income taxes	-	-

NET LOSS	$(22,044)	$(1,175,804)

LOSS PER SHARE - BASIC AND DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES BASIC AND DILUTED	95,164,138	109,226,604

See accompanying notes to financial statements.

Allied Ventures Holdings Corp.

(f/k/a Dephasium Corp.)

(f/k/a Pay Mobile, Inc.)

Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2014 and 2013

								Total
	# Of Shares	# Of Shares						Stockholders'
	Common	Common Stock	Common Stock	Common Stock	Additional	Subscription	Accumulated	Equity
	Stock	To Be Issued	Par $.0001	To Be Issued	Paid-In Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2012	94,964,138	-	$9,496	-	$1,388,745	-	$(1,410,691)	$(12,450)

Common stock issued for cash on February 6, 2013	200,000	-	20	-	49,980	-	-	50,000

Capital contribution from officer	-	-	-	-	13,576	-	-	13,576

Common stock issued for patent on April 19, 2013	70,000,000	-	7,000	-	1,193,000	-	-	1,200,000

Redemption of common stock on April 19, 2013	(50,000,000)	-	(5,000)	-	(10,000)	-	-	(15,000)

Common stock cancelled for returned patent on December 31, 2013	(70,000,000)	-	(7,000)	-	(63,000)	-	-	(70,000)

Common stock to be issued pursuant to agreement dated December 31, 2013	-	50,000,000	-	5,000	45,000	(50,000)	-	-

Net loss, year ended December 31, 2013	-	-	-	-	-	-	(1,175,804)	(1,175,804)

Balance, December 31, 2013	45,164,138	50,000,000	4,516	5,000	2,617,301	(50,000)	(2,586,495)	(9,678)

Receipt of subscription receivable and issuance of shares	50,000,000	(50,000,000)	5,000	(5,000)	-	50,000	-	50,000

Net loss, year ended December 31, 2014	-	-	-	-	-	-	(22,044)	(22,044)

Balance, December 31, 2014	95,164,138	-	$9,516	-	$2,617,301	-	$(2,608,539)	$18,278

See accompanying notes to financial statements.

Allied Ventures Holding Corp.

(f/k/a Dephasium Corp.)

(f/k/a Pay Mobile, Inc.)

Statements of Cash Flows

	Years Ended December 31,
	2014	2013
OPERATING ACTIVITIES

Net (loss)	$(22,044)	$(1,175,804)
Impairment loss	-	1,130,000
Adjustments to reconcile net (loss) to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,094	(13,060)

NET CASH USED BY OPERATING ACTIVITIES	(19,950)	(58,864)

FINANCING ACTIVITIES

Proceeds from note payable	5,000	-
Proceeds from sale of common stock	50,000	50,000
Redemption of common stock	-	(15,000)
Capital contributions from officers	-	13,576
Net Cash Provided by Financing Activities	55,000	48,576

NET INCREASE (DECREASE) IN CASH	35,050	(10,288)

CASH AT BEGINNING OF YEAR	313	10,601

CASH AT END OF YEAR	$35,363	$313

NON-CASH INVESTING ACTIVITY:
Common stock issued for patent acquisition	$-	$1,200,000

See accompanying notes to financial statements.

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

(f/k/a PAY MOBILE, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

NOTE 1 – COMPANY BACKGROUND AND ORGANIZATION

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

The Company is a “Shell Company” status and is looking for a new business opportunity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stock by the weighted average number of shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There is no dilutive debt or equity.

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

As of December 31, 2014 and 2013, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

In August 2014 the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not believe the adoption of this accounting pronouncement will have a material impact on its financial statements.

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

In 2013 an officer of the Company contributed $13,576.

NOTE 7 – COMMITMENT

Pursuant to the restructuring agreement referred to in Note 3, the Company entered into a license for the sale of products. The Company agreed to commit up to $25,000 to be used for marketing the products in the United States. Effective December 31, 2014 the licensing agreement was terminated and the Company’s obligation related thereto ceased. Accordingly, the Company was not required to fund marketing costs referred to in the licensing agreement.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,608,539 at December 31, 2014. In addition, the Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

NOTE 9 – INCOME TAXES

The reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows as of December 31, 2014 and 2013, respectively:

	2014	2013

Income tax benefit using U.S. statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0%)
Effective income tax rate	0.0%	0.0%

The components of the Company’s deferred tax asset are as follows as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Deferred Tax Asset:
Net Operating Loss Carryforward	$293,189	$285,694
Valuation Allowance	(293,189)	(285,694)
Total Net Deferred Tax Asset	$-	$-
Change in Valuation Allowance	$7,495	$15,574

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

The increase in the 2014 and 2013 valuation allowance of $7,495 and $15,574, respectively, is solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of December 31, 2014 and December 31, 2013, the Company had NOL carryforwards for income tax reporting purposes of approximately $862,320 and $840,276, respectively; which expire between 2014 and 2034.

The Company has not filed 2012, 2013 and 2014 income tax returns. The Company’s tax returns are subject to examination by the federal tax authorities for years 2011 through 2014.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Management has determined that no events occurred subsequent to December 31, 2014 that would require disclosure in the financial statements.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our accountants regarding accounting and financial disclosure.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of December 31, 2014:

Name	Age	Position
Harold Minsky	76	Chief Executive Officer, President and Chief Financial Officer, Director

Biographical Information Regarding Officers and Directors

Harold Minsky became our sole officer and director on January 14, 2014. From June 2009 to October 2012, Mr. Minsky was a stockbroker with JH Darbie & Company. From October 2012 to March 2013 he was a stockbroker with Westor Securities and from April 2013 to November 2013 he was a stockbroker with Jera Securities. Mr. Minsky is not registered with any Brokerage firm at this time.

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

The Company does not have any Committees of the Board

Director Nominations

There have been no changes in the year ended December 31, 2014 to the procedures by which security holders may recommend nominees to our board of directors.

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

Summary Compensation Table

Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($)	Total

Harold Minksy	2014	0	0	0

No other officers earned over $100,000 in the preceding fiscal years, other than as set forth above.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

For the years ended December 31, 2014 and December 31, 2013, the directors were not awarded any options or paid any cash compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2013 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below assumes all share cancellations as disclosed are completed and reflects each holder’s ownership interest in the 95,164,138 shares of common stock issued and outstanding as of December 31, 2014. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock

Harold Minksy	50,000,000	53%

Potential Changes in Control

None.

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

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2014, totaled $10,000.  The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2013, totaled $10,000.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the years ended December 31, 2014 which are not disclosed in “Audit Fees” above, were $0 and for December 31, 2013, which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2014, were $0. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2013, were $0.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended December 31, 2014 and December 31, 2013, were $0.

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

 PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Financial Statements Financial Statements for the years ended December 31, 2014 and 2013.

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEPHASIUM CORP.

By:	/s/ Harold Minsky
Name:	Harold Minsky
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:   June 10, 2015

