Form 10-K/A
period 2014-12-31
Allied Ventures Holdings Corp.
filed 2015-09-25
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (45,164,138 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s last day of the most recent second fiscal quarter June 30, 2014) : $451,164($0.01).

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

In exchange for the issuance of the 70,000,000 shares of our restricted common stock, we relied on a Patent Evaluation which had been received from an independent third party, OMECA for purposes of determining the patent’s value. At that time. Dephasium, Ltd., had already established a web site for its operations in Europe which can viewed at www.dephasiums.com. Thereafter, Dephasium Ltd. set up an online store at www.Dephasiumstore.com. The on line store enabled the Company to sell the products which it was distributing in the United States and Canada in conjunction with its Distribution Agreement with Dephasium, Ltd. The Company was to receive 30% of the revenues generated from sales within the United States and Canada. Unfortunately, the site failed to generate any sales and the Company does not have the resources to hire a sales force to market the products in the United States and Canada. As such, the Company has determined that it is in its best interest to discontinue its plans to sell products in the United States and Canada. In doing so, the Company has also determined that the ANCILIA patent does not have any value on our books and records.

Effective as of the close of business December 30, 2013, Lucien Gerard resigned as a Director of the Company. That left Francisco Terreforte as our sole Director.

Effective December 31, 2013 the Company entered into two agreements with Dephasium Ltd. The first one was a restructuring of its prior Asset Purchase Agreement whereby the Company had issued 70,000,000 to Dephasium Ltd. In exchange for the ANCILIA patent and trademark registration number 4,085,627. Pursuant to the Restructuring Agreement, the Company transferred back the ANCILIA patent and trademark and Dephasium Ltd. agreed to cancel the 70,000,000 shares of the Company’s common which were previously issued to it. In addition the Company committed up to $25,000 to be used to market Dephasium, Ltd.’s products and entered into a separate Licensing Agreement with Dephasium, Ltd. That Licensing Agreement, also dated December 31, 2013, granted the Company a license to market Dephasium, Ltd. products in North American in return for a 25% net license fee. That licensing agreement expired on December 31, 2014.

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

OTCQB Listing

Our common stock is currently listed for trading on the OTC Market Group’s Pink Sheets. Prior to this fiscal year, for our common stock to be listed for trading on the OTCQB we only had to be current in our SEC reporting. Several months ago the OTC Market Group informed reporting companies that to maintain a listing on the OTCQB, companies would have to meet certain standards and pay fees to maintain its listing. The following is a summary of what we must do to maintain our OTCQB listing:

1.	Maintain a bid price of $.01
2.	Maintain current reporting with the SEC.
3.	Pay an annual listing fee of $10,000. However, we are eligible for a discount in the first two years of $7,500 per year.
4.	File an initial application with the OTC Market Group.
5.	File an Initial and Annual Certification signed by our CEO and/or CFO stating:

A.	The company’s reporting standard and briefly describing the registration status of the company.
B.	That the company is current in its reporting obligations to the SEC and that such information is available either on EDGAR or the OTC Markets website.
C.	State that the name of the law firm and/or attorneys that assist the company in preparing its annual report or 10-K.
D.	Confirm that the company profile on the OTC Markets website is current and complete.
E.	Confirm the total number of outstanding shares and the number of shares in the public float as of the most recent fiscal year end.
F.	State the names and shareholdings of all officers and directors and shareholders that beneficially own 5% or more of the total outstanding shares.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outside accounting consultants.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B:	OTHER INFORMATION

This amended 10-K is being filed to amend Section 9A above to bring the language into compliance with applicable SEC regulations.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of December 31, 2014:

Name	Age	Position
Harold Minsky	76	Chief Executive Officer, President and Chief Financial Officer, Director

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

Dated: September 24, 2015