Form 10-Q
period 2015-03-31
Allied Ventures Holdings Corp.
filed 2016-02-22
CIK 723533

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2015   Commission file no.: 0-11596

ALLIED VENTURES HOLDINGS CORP.

(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

3625 Cove Point Drive Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 209-0740

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to Xsuch filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]  No [X]

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [  ]   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 21, 2015 there were 95,164,138 shares of voting stock of the registrant issued and outstanding.

Allied Ventures Holdings Corp.
(f/k/a Dephasium Corp.)
(f/k/a Pay Mobile, Inc.)
Condensed Balance Sheets
UNAUDITED

ASSETS

	March 31, 2015	December 31, 2014
CURRENT ASSETS

Cash and cash equivalents	$ 28,602	$ 35,363

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$ 28,602	$ 35,363

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 5,017	$ 2,610
Short term loan	9,475	9,475
Note payable	5,000	5,000

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	19,492	17,085

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value, 500,000,000
shares authorized, 95,164,138 and 95,164,138
shares issued and outstanding as of March 31, 2015
and December 31, 2014, respectively	9,516	9,516
Additional paid-in capital	2,617,301	2,617,301
Accumulated deficit	(2,617,707)	(2,608,539)

Total Stockholders' Equity	9,110	18,278

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 28,602	$ 35,363

See accompanying notes to financial statements.

Allied Ventures Holdings Corp.
(f/k/a Dephasium Corp.)
(f/k/a Pay Mobile, Inc.)
Condensed Statements of Operations
UNAUDITED

	Three Months Ended March 31,
	2015	2014

REVENUES	$-	$-

EXPENSES

General and administrative	8,761	2,605

Total Expenses	8,761	2,605

LOSS FROM OPERATIONS	(8,761)	(2,605)

OTHER EXPENSE
Interest expense	407	-

LOSS BEFORE INCOME TAXES	(9,168)	(2,605)

Provision for income taxes	-	-

NET LOSS	$(9,168)	$(2,605)

LOSS PER SHARE - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	95,164,138	95,164,138

See accompanying notes to financial statements.

Allied Ventures Holding Corp.
(f/k/a Dephasium Corp.)
(f/k/a Pay Mobile, Inc.)
Condensed Statements of Cash Flows
UNAUDITED

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES

Net (loss)	$ (9,168)	$ (2,605)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	2,407	-

NET CASH USED BY OPERATING ACTIVITIES	(6,761)	(2,605)

FINANCING ACTIVITIES

Proceeds from short term loan	-	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,000

NET INCREASE (DECREASE) IN CASH	(6,761)	2,395

CASH AT BEGINNING
OF YEAR	35,363	313

CASH AT END OF YEAR	$ 28,602	$ 2,708

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

See accompanying notes to financial statements.

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed financial statements not misleading have been included. The balance sheet at December 31, 2014, has been derived from the Company’s audited financial statements as of that date.

The unaudited condensed financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, that was filed with the SEC on June 11, 2015. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – COMPANY BACKGROUND AND ORGANIZATION

The Company was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada. On March 24, 2011, the Company amended its Articles of Incorporation to change its name to Pay Mobile, Inc. On January 2, 2013, the Company amended its Articles of Incorporation to change its name to Allied Ventures Holding Corp. On February 21, 2013, the Company amended its Articles of Incorporation to change its name to Dephasium Corp. On February 23, 2015, the Company amended its Articles of Incorporation to change its name to Allied Ventures Holdings Corp.

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

As of March 31, 2015 and December 31, 2014, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,617,707 at March 31, 2015. In addition, the Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

NOTE 7 – INCOME TAXES

The reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows as of March 31, 2015 and March 31, 2014, respectively:

                                                                                                 2015                                           2014

 Income tax benefit using U.S. statutory rate                         34.0%                                       34.0%

Change in valuation allowance                                              (34.0)                                       (34.0%)

Effective income tax rate                                                          0.0%                                         0.0%

The components of the Company’s deferred tax asset are as follows as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Deferred Tax Asset:
Net Operating Loss Carryforward	$296,306	$293,189
Valuation Allowance	(296,306)	(293,189)
Total Net Deferred Tax Asset	$-	$-
Change in Valuation Allowance	$3,117	$7,495

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

The increase in the valuation allowance of $3,117 for the three months ended March 31, 2015 and $7,495 for the year ended December 31, 2014, respectively, is solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of March 31, 2015, the Company had NOL carryforwards for income tax reporting purposes  approximately $871,488 which expire between 2015 and 2035.

The Company has not filed 2012, 2013 and 2014 income tax returns. The Company’s tax returns are subject to examination by the federal tax authorities for years 2011 through 2014.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Other than what is discussed below, there have been discussed below, there have been no other events that would require adjustments to the financial statement

However, the Company underwent a change of control on January 21, 2016. G. Reed Petersen and White Rim Cattle Company LLC,  each purchased 25,000,000 shares of common stock of the company, from Harold Minsky.  Mr. Petersen is the Member Manager of White Rim Cattle Company, LLC, and thus can be considered a control person of all 50,000,000 shares of stock of the company.

On this same date, Harold Minsky resigned from the company all the positions he held, and at a board of directors meeting, G. Reed Petersen was elected and accepted to all positions that Harold Minsky had previously held.

On January 21,2016 The Company issued a promissory note payable to White Rim Cattle Company LLC in the amount of $20,000, which is payable on demand, and carries an interest rate of 12% per annum.

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

Current Status of our Business

The Company  has not yet generated or realized any revenues from business operations. The Company's business strategy has changed to seeking potential merger candidates and we are now considered a shell as defined by the SEC. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2014 and the March 31, 2015 financial statements include a going concern disclosure. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Revenues

The Company did not generate any revenues from operations for the three months ended March 31, 2015 or for the three months ended March 31, 2014. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2015 were $8,761 as compared to $2,605 for the three month period ended March 31, 2014. The increase of  $6,156 is primarily attributable to the increase in professional, accounting and auditor expenses in the quarter ended March 31, 2015.

Net Loss

Our net loss for the three month period ended March 31, 2015 was $9,168 as compared to a net loss for the three month period ended March 31, 2014 of $2,605. The reason for the increase in loss is explained in the “Operating Expenses” section in the preceding paragraph.

At March 31, 2015, our accumulated deficit was $2,617,707 as compared to an accumulated deficit of $2,608,539 as of December 31, 2014. The increase in the accumulated deficit is a result of the $9,168 loss for the three months ended March 31, 2015.

Assets and Liabilities

As of March 31, 2015, our total assets were $28,602 as compared to $35,363 at December 31, 2014. The decrease of $6,761 is attributable to the decline in cash used  for the payment of expenses during the quarter.

Total current liabilities (and total liabilities)  were $19,492 at March 31, 2015 as compared to $17,085 at  December 31, 2014. The increase of $2,407 is attributable to an increases in accounts payable of $2,000 and accrued interest payable of $407 during the three months ended March 31, 2015.

Financial Condition, Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of $28,602.  As of March 31, 2015 the Company’s only liabilities to non-vendors  was comprised of a short term loan payable in the amount of $9,475 which is in default and a $5,000 short-term note payable.

The Company had  working capital  of $9,110 at March 31, 2015 and $18,278 at December 31, 2014, respectively. The decline in working capital of $9,168 during the three months ended March 31, 2015 is due to $6,761 of cash used in operating activities and an increase in accounts payable and accrued expenses of $2,407.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Allied Ventures Holdings Corp.

Dated: February 22 , 2016	By:	/s/ Reed Petersen
Reed Petersen President and Chief Financial Officer