Form 10-Q
period 2015-06-30
Allied Ventures Holdings Corp.
filed 2016-02-23
CIK 723533

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2015   Commission file no.: 0-11596

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

As of February 9 ,, 2016  there were 95,164,138 shares of voting stock of the registrant issued and outstanding.

Allied Ventures Holdings Corp.
(f/k/a) Dephasium Corp.
(f/k/a Pay Mobile, Inc.)
Condensed Balance Sheets
UNAUDITED

ASSETS
	June 30, 2015	December 31, 2014

CURRENT ASSETS

Cash and cash equivalents	$10,212	$35,363

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$10,212	$35,363

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$8,819	$2,610
Short term loan	9,475	9,475
Note payable	5,000	5,000

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	23,294	17,085

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value, 500,000,000
shares authorized, 95,164,138 shares issued and
outstanding as of June 30, 2015 and December 31, 2014	9,516	9,516
Additional paid-in capital	2,617,301	2,617,301
Accumulated deficit	(2,639,899)	(2,608,539)

Total Stockholders' Equity (Deficit)	(13,082)	18,278

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,212	$35,363

See accompanying notes to condensed financial statements.

Allied Ventures Holdings Corp.
(f/k/a Dephasium Corp.)
(f/k/a Pay Mobile, Inc.)
Condensed Statements of Operations
UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES	$ -	$ -	$ -	$ -

EXPENSES

General and administrative	21,785	2,088	30,546	4,693

Total Expenses	21,785	2,088	30,546	4,693

LOSS FROM OPERATIONS	(21,785)	(2,088)	(30,546)	(4,693)

OTHER EXPENSE
Interest expense	407	151	814	151

LOSS BEFORE INCOME TAXES	(22,192)	(2,239)	(31,360)	(4,844)

Provision for income taxes	-	-	-	-

NET LOSS	$ (22,192)	$ (2,239)	$ (31,360)	$ (4,844)

LOSS PER SHARE - BASIC AND DILUTED	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	95,164,138	95,164,138	95,164,138	95,164,138

See accompanying notes to condensed financial statements.

Allied Ventures Holdings Corp.
(f/k/a Dephasium Corp.)
(f/k/a Pay Mobile, Inc.)
Condensed Statements of Cash Flows
UNAUDITED

	Six Months Ended June 30
	2015	2014

OPERATING ACTIVITIES

Net (loss)	$(31,360)	$(4,844)
Changes in operating assets
and liabilities:

Increase in accounts payable and accrued expenses	6,209	151

Net Cash Used by
Operating Activities	(25,151)	(4,693)

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	50,000
Short-term loan	-	5,000
Net Cash Provided by
Financing Activities	-	55,000

NET INCREASE (DECREASE) IN CASH	(25,151)	50,307

CASH AT BEGINNING
OF PERIOD	35,363	313

CASH AT END OF PERIOD	$10,212	$50,620

See accompanying notes to condensed financial statements.

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

(f/k/a PAY MOBILE, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The financial statements of the Company present the financial position, results of operations, and cash flows of Allied Ventures Holding Corp. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2014 derives from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The condensed financial statements for the three and six months ended June 30, 2015 and 2014, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

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

AS OF JUNE 30, 2015

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

AS OF JUNE 30, 2015

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

As of June 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

NOTE 4 – SHORT-TERM LOAN

On December 17, 2012 the Company entered into a $9,475 promissory note obligating the Company to repay the loan one year from the date thereof. The annual interest rate is “US Prime” plus 8%. The prime rate on the note’s execution date was 3.25%; accordingly, the annual interest rate is 11.25%. The note matured in December 2013 and the Company did not pay any of the principal. The Company is in default but has not received notification thereof from the lender as required in the note. In July 2015 the note was assigned to the Company’s president and satisfied by the Company as discussed in Note 8.

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

(f/k/a PAY MOBILE, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

NOTE 5 – NOTE PAYABLE

On March 24, 2014, the Company entered into a $5,000 promissory note obligating the Company to repay the loan one year from the date thereof. The annual interest rate is “US Prime” plus 8%. The prime rate on the note’s execution date was 3.25%; accordingly, the annual interest rate is 11.25%. In July 2015 the note was forgiven as discussed in Note 8.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,639,899 at June 30, 2015. In addition, the Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

NOTE 7 – INCOME TAXES

The reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows as of June 30, 2015 and June 30, 2014, respectively:

                                                                                               2015                                           2014

 Income tax benefit using U.S. statutory rate                         34.0%                                       34.0%

Change in valuation allowance                                              (34.0)                                       (34.0%)

Effective income tax rate                                                          0.0%                                         0.0%

The components of the Company’s deferred tax asset are as follows as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Deferred Tax Asset:
Net Operating Loss Carryforward	$303,851	$293,189
Valuation Allowance	(303,851)	(293,189)
Total Net Deferred Tax Asset	$-	$-
Change in Valuation Allowance	$10,662	$7,495

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

The increase in the valuation allowance of $10,662 for the six months ended June 30, 2015 and $7,495 for the year ended December 31, 2014, respectively, is solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

(f/k/a PAY MOBILE, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

As of June 30, 2015, the Company had NOL carryforwards for income tax reporting purposes of approximately $894,000 which expire between 2015 and 2035.

The Company has not filed 2012, 2013 and 2014 income tax returns. The Company’s tax returns are subject to examination by the federal tax authorities for years 2011 through 2014.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and determined that no subsequent events occurred that would require adjustments to the financial statements, however, management determined that the following items require disclosure.

In July 2015 the short-term loan referred to in Note 4 was assigned to the Company’s president and satisfied by the Company.

In July 2015 the note payable (and related accrued interest) referred to in Note 5 was forgiven.

The Company underwent a change of control on January 21, 2016, at which time Harold Minsky resigned all the management positions he held. G. Reed Petersen and White Rim Castle Company LLC each purchased 25,000,000 shares of common stock of the Company from Harold Minsky. Mr. Petersen is the Member Manager of White Rim Cattle Company, LLC and thus can be considered a control person of all 50,000,000 shares of stock of the Company. Pursuant to a Board of Directors meeting, Mr. Petersen was elected to and accepted all the management positions that Harold Minsky had previously held.

On January 21, 2016, the Company issued a promissory note payable to White Rim Cattle Company LLC in the amount of $20,000, which is payable on demand, and carries an interest rate of 12% per annum.

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

Current Status of our Business

The Company  has not yet generated or realized any revenues from business operations. The Company's business strategy has changed to seeking potential merger candidates and we are now considered a shell as defined by the SEC. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2014 and the June 30, 2015 financial statements include a going concern disclosure. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Three and Six Months Ended June  30, 2015 to the Three and Six Months Ended June 30, 2014

Revenues

The Company did not generate any revenues from operations for the three and six months ended  June 30, 2015 or for the three and six months ended June  30, 2014. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

General and administrative expenses for the three months ended June 30  , 2015 were $21,785 as compared to $2,088 for the three month period ended  June 30, 2014. The increase of  $19,6976 is primarily attributable to the increase in professional fees, accounting and auditor expenses in the quarter ended  June 30, 2015.

General and administrative expenses for the six months ended June 30, 2015 were $30,546 as compared to $4,693 for the six month period ended June 30, 2014. The increase of $25,853 is primarily attributable to the increase in professional fees, accounting and auditor expenses.

Net Loss

Our net loss for the three month period ended  June 30, 2015 was $22,192 as compared to a net loss for the three month period ended  June 30, 2014 of $2,239. The reason for the increase in loss is explained in the “Operating Expenses” section in the second preceding paragraph.

Our net loss for the six month period ended June 30, 2015 was $31,360 as compared to a net loss for the six month period ended June 30, 2014 of $4,844. The reason for the increase in loss is explained in the “Operating Expenses” section above.

At  June 30, 2015, our accumulated deficit was $2,639,899 as compared to an accumulated deficit of $2,608,539 as of December 31, 2014. The increase in the accumulated deficit is a result of the $31,360 loss for the six months ended June 30, 2015.

Assets and Liabilities

As of  June 30, 2015, our total assets were $10,212 as compared to $35,363 at December 31, 2014. The decrease of $25,151 is attributable to the decline in cash used  for the payment of expenses during the six months ended June 30, 2015.

Total current liabilities (and total liabilities)  were $23,294 at June 30, 2015 as compared to $17,085 at  December 31, 2014. The increase of $6,209 is attributable to an increase in accounts payable of $5,395 and accrued interest payable of $814 during the six  months ended June 30, 2015.

Financial Condition, Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $10,212.  As of June 30, 2015 the Company’s only liabilities to non-vendors  was comprised of a short term loan payable in the amount of $9,475 which is in default and a $5,000 short-term note payable plus accrued interest payable on the notes of $3,424.

The Company had  a working capital  deficit of $13,082 at June 30, 2015 and working capital of $18,278 at December 31, 2014, respectively. The decline in working capital of $31,360 during the six  months ended June 30, 2015 is due to $25,151 of cash used in operating activities and an increase in accounts payable and accrued expenses of $6,209.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, , 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2015 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Allied Ventures Holdings Corp.

Dated: February 19, 2016	By:	/s/ G. Reed Petersen
G. Reed Petersen President and Chief Financial Officer