Form 10-Q
period 2015-09-30
Allied Ventures Holdings Corp.
filed 2016-02-23
CIK 723533

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September  30, 2015   Commission file no.: 0-11596

ALLIED VENTURES HOLDINGS CORP.

(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

3625 Cove Point Drive Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 209-0740

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes [  ]  No [X]

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

As of February 22, 2016 there were 95,164,138 shares of voting stock of the registrant issued and outstanding.

Allied Ventures Holdings Corp.
(f/k/a) Dephasium Corp.
(f/k/a Pay Mobile, Inc.)
Condensed Balance Sheets
UNAUDITED

ASSETS

	September 30, 2015	December 31, 2014
CURRENT ASSETS

Cash and cash equivalents	$-	$35,363

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$-	$35,363

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES AND TOTAL LIABILITIES

Accounts payable and accrued expenses	$11,027	$2,610
Short term loan	-	9,475
Note payable	-	5,000

TOTAL CURRENT LIABILITIES	11,027	17,085

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value, 500,000,000
shares authorized, 95,164,138 shares issued and
outstanding as of September 30, 2015 and December 31, 2014	9,516	9,516
Additional paid-in capital	2,619,283	2,617,301
Accumulated deficit	(2,639,826)	(2,608,539)

Total Stockholders' Equity (Deficit)	(11,027)	18,278

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$35,363

See accompanying notes to condensed financial statements.

Allied Ventures Holdings Corp.
(f/k/a Dephasium Corp.)
(f/k/a Pay Mobile, Inc.)
Condensed Statements of Operations
UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	5,632	2,973	36,178	7,666

Total Expenses	5,632	2,973	36,178	7,666

INCOME (LOSS) FROM OPERATIONS	(5,632)	(2,973)	(36,178)	(7,666)

OTHER INCOME (EXPENSE)
Forgiveness of debt	5,705	-	5,705	-
Interest expense	-	(142)	(814)	(293)

Total Other Income (Expense)	5,705	(142)	4,891	(293)

INCOME (LOSS) BEFORE INCOME TAXES	73	(3,115)	(31,287)	(7,959)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$ 73	$ (3,115)	$ (31,287)	$ (7,959)

INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	95,164,138	95,164,138	95,164,138	95,164,138

See accompanying notes to condensed financial statements.

Allied Ventures Holdings Corp.
(f/k/a Dephasium Corp.)
(f/k/a Pay Mobile, Inc.)
Condensed Statements of Cash Flows
UNAUDITED

	Nine Months Ended September 30
	2015	2014

OPERATING ACTIVITIES

Net (loss)	$(31,287)	$(7,959)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Gain on forgiveness of debt	(5,705)	-
Changes in operating assets
and liabilities:
Increase in accounts payable and accrued expenses	11,104	293
Net Cash Used by
Operating Activities	(25,888)	(7,666)

FINANCING ACTIVITIES

Proceeds from sale of common stock	-	50,000
Short-term loan	-	5,000
Payment of short term loan to officer	(9,475)	-
Net Cash Provided (Used) by
Financing Activities	(9,475)	55,000

NET INCREASE (DECREASE) IN CASH	(35,363)	47,334

CASH AT BEGINNING
OF PERIOD	35,363	313

CASH AT END OF PERIOD	$-	$47,647

See accompanying notes to condensed financial statements.

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

(f/k/a PAY MOBILE, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

The condensed financial statements for the three and nine months ended September 30, 2015 and 2014, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition and results of operations. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the entire year. Certain prior period amounts have been reclassified to conform to the current presentation.

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

AS OF SEPTEMBER 30, 2015

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

AS OF SEPTEMBER 30, 2015

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

As of September 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

(f/k/a PAY MOBILE, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

NOTE 4 – SHORT-TERM LOAN

On December 17, 2012 the Company entered into a $9,475 promissory note obligating the Company to repay the loan one year from the date thereof. The annual interest rate is “US Prime” plus 8%. The prime rate on the note’s execution date was 3.25%; accordingly, the annual interest rate is 11.25%. The note matured in December 2013 and the Company did not pay any of the principal. The Company is in default but has not received notification thereof from the lender as required in the note. In July 2015 the note was assigned to the Company’s president and satisfied by the Company. The Company’s president forgave $1,982 of accrued interest which amount is accounted for as a capital contribution.

NOTE 5 – NOTE PAYABLE

On March 24, 2014, the Company entered into a $5,000 promissory note obligating the Company to repay the loan one year from the date thereof. The annual interest rate is “US Prime” plus 8%. The prime rate on the note’s execution date was 3.25%; accordingly, the annual interest rate is 11.25%. In July 2015 the note and accrued interest of $705 was forgiven.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,639,826 at September 30, 2015. In addition, the Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

NOTE 7 – INCOME TAXES

The reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Deferred Tax Asset:
Net Operating Loss Carryforward	$303,826	$293,189
Valuation Allowance	(303,826)	(293,189)
Total Net Deferred Tax Asset	$-	$-
Change in Valuation Allowance	$10,637	$7,495

The potential deferred tax asset is computed utilizing a 34% federal statutory tax rate. No deferred tax asset has been reported in the financial statements because the Company believes it is more likely than not that the net

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

(f/k/a PAY MOBILE, INC.)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

operating loss (NOL) carryforwards will not be realized. Accordingly, the potential tax benefits of the NOL carryforwards are offset by a valuation allowance of the same amount.

The increase in the valuation allowance of $10,637 for the nine months ended September 30, 2015 and $7,495 for the year ended December 31, 2014, respectively, is solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of September 30, 2015, the Company had NOL carryforwards for income tax reporting purposes of approximately $893,607 which expire between 2015 and 2035.

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

Current Status of our Business

The Company  has not yet generated or realized any revenues from business operations. The Company's business strategy has changed to seeking potential merger candidates and we are now considered a shell as defined by the SEC. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2014 and the September 30, 2015 financial statements include a going concern disclosure. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Three and Nine Months Ended September  30, 2015 to the Three and Nine Months Ended September 30, 2014

Revenues

The Company did not generate any revenues from operations for the three and nine months ended  September 30, 2015 or for the three and nine months ended September  30, 2014. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

General and administrative expenses for the three months ended September 30  , 2015 were $5,632 as compared to $2,973 for the three month period ended  September 30, 2014. The increase of  $2,659 is primarily attributable to  an increase in professional fees  in the quarter ended  September 30, 2015.

General and administrative expenses for the nine months ended September 30, 2015 were $36,178 as compared to $7,666 for the nine month period ended September 30, 2014. The increase of $28,512 is primarily attributable to the increase in professional fees, accounting and auditor expenses.

Net Income (Loss)

Our net income for the three month period ended  September 30, 2015 was $73 as compared to a net loss for the three month period ended  September 30, 2014 of $3,115. The reason for the decrease in loss is primarily attributable to $5,705 of income from forgiveness of debt realized in the three months ended September 30, 2015 which was not present in the same period of 2014 offset by an increase in general and administrative expenses of $2,659 attributable to increase professional fees. .

Our net loss for the nine month period ended September 30, 2015 was $31,287 as compared to a net loss for the nine month period ended September 30, 2014 of $7,959. The reason for the increase in loss is primarily due to an increase general and administrative expenses of $28,512 offset by forgiveness of debt income of $5,705.

At  September 30, 2015, our accumulated deficit was $2,639,826 as compared to an accumulated deficit of $2,608,539 as of December 31, 2014. The increase in the accumulated deficit is a result of the $31,287 loss for the nine months ended September 30, 2015.

Assets and Liabilities

As of  September 30, 2015, our total assets were $-0- as compared to $35,363 at December 31, 2014. The decrease of $35,363 is attributable to the decline in cash used  for the payment of operating expenses of $25,888 during the nine months ended September 30, 2015 and the pay-off of a short term loan due to officer of $9,475.

Total current liabilities (and total liabilities)  were $11,027 at September 30, 2015 as compared to $17,085 at  December 31, 2014. The decrease of $6,058 is attributable to an increase in accounts payable and accrued expenses of $8,417 offset buy a decrease in short term loan of $9,475 and note payable of $5,000 as a result of the pay-off of the former and the debt forgiveness of the latter during the nine  months ended September 30, 2015.

Financial Condition, Liquidity and Capital Resources

At September 30, 2015, we had no cash and no cash equivalents.  As of September 30, 2015 the Company’s only liabilities were two vendors that comprised of accounts payable of $11,027.

The Company had  a working capital  deficit of $11,027 at September 30, 2015 and working capital of $18,278 at December 31, 2014, respectively. The decline in working capital of $29,305 during the nine  months ended September 30, 2015 is due to $35,363 of cash used in operating and financing activities less an increase of $6,058 in accounts payable and accrued expenses.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, , 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2015- that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Allied Ventures Holdings Corp.

Dated: February 22, 2016	By:	/s/ G. Reed Petersen
G. Reed Petersen President and Chief Financial Officer