Form 10-K
period 2015-12-31
Allied Ventures Holdings Corp.
filed 2016-03-08
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the fiscal year ended: December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-11596

ALLIED VENUTURES HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	95-3506403
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

             3625 Cove Point Drive

          Salt Lake City, Utah 84109

(Address of principal executive offices)

(801) 209-0740

 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨ No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ¨ No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (45,164,138 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s last day of the second quarter : $207,755 ($0.0046).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 95,164,140 shares issued at February 28, 2016.

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

In addition, on December 31, 2013 Hal Lansky entered into a Promissory Note with the Company in the sum of $50,000 in return for the Company agreeing to issue him 50,000,000 shares of the Company’s common stock. The stock was to be cancelled if the $50,000 due on the Note was not paid to the Company on or before July 1, 2014.The Company received the $50,000 on June 30, 2014 and as such the Note has been canceled and the funds have been added to the working capital of the Company. Furthermore, as reported in the 8-K filed with the SEC on January 24,

2015, J. Francisco resigned as an officer and director of the Company, thus resigning all his positions and Harold Minksky was appointed the Company’s sole officer and director.

The Company underwent a change of control on January 21, 2016, at which time Harold Minsky resigned all the management positions he held. G. Reed Petersen and White Rim Cattle Company LLC each purchased 25,000,000 shares of common stock of the Company from Harold Minsky. Mr. Petersen is the Member Manager of White Rim Cattle Company , LLC and thus can be considered a control person of all 50,000,000 shares of stock of the Company. Pursuant to a Board of Directors meeting, Mr. Petersen was elected to and accepted all the management positions that Harold Minsky had previously held.

On January 22, 2016 Mr. Petersen advanced the company the sum of $20,000 classified as an advance from shareholder to pay the accounts payable and to pay the necessary professionals to bring the company current so it can apply for a listing on the OTCQB.

Current Status of our Business

The Company is considered to be  shell corporation and in the development stage and has not yet generated or realized any revenues from business operations.  The Company's business strategy has changed to seeking potential merger candidates and we are now considered a shell as defined by the SEC.  The Company's auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2015. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following  discussion and analysis  should be read in  conjunction  with the financial  statements  of the  Company  and  the  accompanying  notes  appearing subsequently under the caption "Financial Statements."

Employees

At December 31, 2015 the Company did not have any employees.

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

3625 Cove Point Drive

Salt Lake City, Utah 84109

(801) 209-0740

Attention: G. Reed Petersen

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

As an early stage company, we have a capital deficiency and limited operating resources.  As of December 31, 2015, we had  no cash or any other assets.    The Company needs to raise cash in order  to maintain our operations.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

The administrative costs of public company regulatory compliance could become burdensome and consume a significant amount of our cash resources which could materially and adversely affect our business.

We will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $20,000 annually.  Our reporting and compliance costs and expenses may increase substantially if we are able to deploy our business model on an international basis, which will add significant cross-border jurisdictional complexity to our regulatory compliance and our accounting controls and procedures.  Our compliance costs and expenses could also increase substantially if we apply for trading of our securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs.  We have assigned a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease doing business.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

[ ]	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

[ ]	changes in estimates of our financial results or recommendations by securities analysts;

[ ]	changes in market valuations of similar companies;

[ ]	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

[ ]	regulatory developments in Canada, United States or foreign countries;

[ ]	litigation involving our company, our general industry or both;

[ ]	investors’ general perception of us; and

[ ]	changes in general economic, industry and market conditions.

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

As of December 31, 2015, we had 95,164,140 shares of our common stock issued and outstanding.  We are authorized to issue up to 500,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

3.

Pay the sum of $2,000 as a initial application fee and a annual listing fee of $10,000.

4.

File an initial application with the OTC Market Group.

5.

File an Initial and Annual Certification signed by our CEO and/or CFO stating:

A.

The company’s reporting standard and briefly describing the registration status of the company.

A.

That the company is current in its reporting obligations to the SEC and that such information is available either on EDGAR or the OTC Markets website.

A.

State that the name of the law firm and/or attorneys that assist the company in preparing its annual report or 10K.

A.

Confirm that the company profile on the OTC Markets website is current and complete.

A.

Confirm the total number of outstanding shares and the number of shares in the public float as of the most recent fiscal year end.

A.

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

ITEM 4:	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5:	MMARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share (the "Common Stock"), is traded on the OTC  market under the symbol "DPHS." Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC  for each fiscal quarter for the last two fiscal years ending December 31, 2015, and 2014, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2015	High	Low
First Quarter	0.01	0.002
Second Quarter	0.006	0.004
Third Quarter	0.006	0.004
Fourth Quarter	0.006	0.004

Year 2014	High	Low
First Quarter	0.016	0.006
Second Quarter	0.011	0.006
Third Quarter	0.008	0.006
Fourth Quarter	0.006	0.002

(1)

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

As of the date of this Report there are 95,164,140 shares of common stock issued and outstanding.

As of the date of this Report there are 305 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Sales of Unregistered Securities

None

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in Allied Ventures will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report.  Some of the statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

·	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
·	Our ability to raise capital when needed and on acceptable terms and conditions;
·	The intensity of competition;
·	General economic conditions; and
·	Changes in government regulations.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operation

The Company is a development stage company and has not yet generated or realized any revenues from business operations.

 Results of Operations

Results of Operations for the Twelve Months Ended December 31, 2015 and December 31, 2014

Net Loss

We have never generated any revenues. Our Net Loss for the year ended December 31, 2015 was $34,480.The Net Loss for the year ended December 31, 2014 was $22,044. The increase in loss of $12,436 is primarily attributable to an increase in professional fees.

Assets and Liabilities

Our total assets were $-0- at December 31, 2015 as compared to total assets of $35,363at December 31, 2014. The decrease in assets is attributable to a decline in cash of $35,363 resulting from the Company’s operating activities consuming $25,888 of cash and the Company’s pay-off of a $9,475 short term loan to officer.

Total Current Liabilities (and Total Liabilities) were $14,220 at December 31, 2015 as compared to Total Current Liabilities (and Total Liabilities) of $17,085at December 31, 2014. The decrease of $2,865 is attributable to an increase in accounts payable and accrued expenses of $11,610 offset by a decrease in short term loan of $9,475 which was paid-off and a decrease in note payable of $5,000 resulting from a forgiveness of debt.

Liquidity and Capital Resources

As of December 31, 2015, the Company had no cash .

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,643,019 at December 31, 2015. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

Our Plan of Operation for the Next Twelve Months

 Seek out new business opportunities and continue to raise capital to maintain operations.

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking financing.

Contractual Obligations and Other Commercial Commitments

We currently do not have any obligations or commitments.

Warrants

As of December 31, 2015, we had no outstanding warrants.

Common Stock

As of December 31, 2015, there were 95,164,140 shares issued and outstanding.

Significant Business Challenges

We need to identify a new business opportunity as well as the challenge of raising adequate capital in order to fully deploy a business plan.

Publicly Reporting Company Considerations

We will face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $20,000 annually which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this Report.  Subsequent to the next twelve month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our revenues.  We must structure, establish, maintain and operate our Company under corporate policies designed to ensure compliance with all required public company laws, rules, regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes-Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated thereunder.  Some of our more significant challenges of being a publicly reporting company will include the following:

·

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

·

In addition to auditing our annual financial statements and maintaining our books and records in accordance with the requirements of the Securities Act of 1934, we will have to prepare and submit our accounting controls and procedures for audit in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, once our market capitalization held by non-insiders exceeds $75,000,000;

·	We will have to assure that our Board committee charters, corporate governance principles, Board committee minutes are properly drafted and maintained;

·

We will have to carefully analyze and assess all disclosures in all forms of public communications, including periodic SEC filings, press releases, website postings, and investor conferences to assure legal compliance;

·

We will have assure corporate and SEC legal compliance with respect to proxy statements and information statements circulated for our annual shareholder meetings, shareholder solicitations and other shareholder information events;

·	We will have to assure securities law compliance for all equity-based employee benefit plans, including registration statements and prospectus distribution procedures;

·

We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals and developments, as well as assess the rules of Public Company Accounting Oversight Committee on governance procedures of Company and our audit committee;

·	We will have to comply with the specific listing requirements of a stock exchange if we qualify and apply for such listing;

·	Being a public company increases our director and officer liability-insurance costs;

·	We will have to engage and interface with a Transfer Agent regarding issuance and trading of our common stock, which may include Rule 144 stock transfer compliance matters; and

·	We will incur additional costs for legal services as a function of our needs to seek guidance on securities law disclosure questions and evolving compliance standards.

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

Our financial statements have been examined to the extent indicated in their report by Paritz & Company, P.A. for the year ended December 31, 2015, and the year ended December 31, 2014, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-2 hereof in response to Part F/S of this Form 10-K.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Allied Ventures Holding Corp (f/k/a Dephasium Corp)

We have audited the accompanying balance sheets of Allied Ventures Holding Corp (f/k/a Dephasium Corp) (“the Company”) as of December 31 2015 and 2014, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Ventures Holding Corp (f/k/a Dephasium Corp) as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company. will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in note 7 to the financial statements, the Company has an accumulated deficit of $2,643,019 at December 31, 2015.  In addition, the Company has not generated any revenue since inception.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Paritz & Company, P.A.
Hackensack, NJ
March 1, 2016

Allied Ventures Holding Corp.
(f/k/a Dephasium Corp.)
For the Years Ended December 31, 2015 and 2014
Statements of Operations

	2015	2014

REVENUES	$-	$-

EXPENSES
Gain on forgiveness of debt	(5,705)	-
General and administrative	39,371	19,434

Total Expenses	33,666	19,434

LOSS FROM OPERATIONS	(33,666)	(19,434)

OTHER EXPENSE
Interest expense	814	2,610

LOSS BEFORE INCOME TAXES	(34,480)	(22,044)

Provision for income taxes	-	-

NET LOSS	$(34,480)	$(22,044)

LOSS PER SHARE - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	95,164,140	95,164,140

See accompanying notes to financial statements.

Allied Ventures Holding Corp.
(f/k/a Dephasium Corp.)
Balance Sheets

ASSETS

	December 31, 2015	December 31, 2014
CURRENT ASSETS

Cash and cash equivalents	$ -	$ 35,363

TOTAL CURRENT ASSETS	-	35,363

TOTAL ASSETS	$ -	$ 35,363

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 14,220	$ 2,610
Short term loan	-	9,475
Note payable	-	5,000

TOTAL CURRENT LIABILITIES	14,220	17,085

TOTAL LIABILITIES	14,220	17,085

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of December 31, 2015 and 2014, respectively	-	-
Common stock, $0.0001 par value, 500,000,000
shares authorized, 95,164,140 shares
issued and outstanding as of December 31, 2015 and 2014	9,516	9,516
Additional paid-in capital	2,619,283	2,617,301
Accumulated deficit	(2,643,019)	(2,608,539)

Total Stockholders' Equity (Deficit)	(14,220)	18,278

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 35,363

See accompanying notes to financial statements.

Allied Ventures Holdings Corp.
(f/k/a Dephasium Corp.)
Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2015 and 2014

	# Of Shares Common Stock	# Of Shares Common Stock To Be Issued	Common Stock Par $.0001	Common Stock To Be Issued	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2013	45,164,140	50,000,000	4,516	5,000	2,617,301	(50,000)	(2,586,495)	(9,678)

Receipt of subscription receivable and issuance of shares	50,000,000	(50,000,000)	5,000	(5,000)	-	50,000	-	50,000

Net loss, year ended December 31, 2014	-	-	-	-	-	-	(22,044)	(22,044)

Balance, December 31, 2014	95,164,140	-	9,516	-	2,617,301	-	(2,608,539)	18,278

Capital contributions from officer	-	-	-	-	1,982	-	-	1,982

Net loss, year ended December 31, 2015	-	-	-	-	-	-	(34,480)	(34,480)

Balance, December 31, 2015	95,164,140	-	$ 9,516	-	$ 2,619,283	-	$ (2,643,019)	$ (14,220)

See accompanying notes to financial statements.

Allied Ventures Holding Corp.
(f/k/a Dephasium Corp.)
Statements of Cash Flows

	Years Ended December 31,
	2015	2014
OPERATING ACTIVITIES

Net (loss)	$ (34,480)	$ (22,044)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Gain on forgiveness of debt	(5,705)	-
Changes in operating assets
and liabilities:
Increase in accounts payable and accrued expenses	14,297	2,094

NET CASH USED BY OPERATING ACTIVITIES	(25,888)	(19,950)

FINANCING ACTIVITIES

Proceeds from note payable	-	5,000
Proceeds from sale of common stock	-	50,000
Payment of short term loan to officer	(9,475)	-
Net Cash Provided (Used) by
Financing Activities	(9,475)	55,000

NET INCREASE (DECREASE) IN CASH	(35,363)	35,050

CASH AT BEGINNING OF YEAR	35,363	313

CASH AT END OF YEAR	$ -	$ 35,363

See accompanying notes to financial statements.

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

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

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

Income Taxes

The Company utilizes the asset and liability method to account for income taxes pursuant to ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is used to reduce net deferred tax assets to the amount that, based on management’s estimate, is more likely than not to be realized.

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

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

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

As of December 31, 2015 and 2014, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

The Company evaluated accounting pronouncements issued in 2015 and determined that none applied to the Company’s financial statements and it does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

NOTE 3 – SHORT-TERM LOAN

On December 17, 2012 the Company entered into a $9,475 promissory note obligating the Company to repay the loan one year from the date thereof. The annual interest rate is “US Prime” plus 8%. The prime rate on the note’s execution date was 3.25%; accordingly, the annual interest rate is 11.25%. The note matured in December 2013 and the Company did not pay any of the principal at that time, accordingly, the Company was in default but did not received notification thereof from the lender as required in the note. In July 2015 the note was assigned to the Company’s president containing a principal balance of $9,475 plus accrued interest of $2,719. The Company’s president agreed to accept and was paid $10,212 in satisfaction of the note and he forgave the remaining unpaid accrued interest balance of $1,982 which is reflected as a capital contribution in the financial statements.

NOTE 4 – NOTE PAYABLE

On March 24, 2014, the Company entered into a $5,000 promissory note obligating the Company to repay the loan one year from the date thereof. The annual interest rate is “US Prime” plus 8%. The prime rate on the note’s execution date was 3.25%; accordingly, the annual interest rate is 11.25%. In July 2015 the principal note balance of $5,000 plus accrued interest of $705 was forgiven and is reflected as $5,705 of forgiveness of debt in the financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY

Effective December 31, 2013 the Company entered into an agreement to issue 50,000,000 common shares in exchange for $50,000. The Company recorded a subscription receivable for said amount as of December 31, 2013. The $50,000 was received in June, 2014 and the shares were issued in October, 2014.

In July 2015 the Company’s president made a capital contribution of $1,982. See Note 3.

NOTE 6 – COMMITMENT

In 2013 the Company entered into a licensing agreement for the sale of products. The Company agreed to commit up to $25,000 to be used for marketing the products in the United States. Effective December 31, 2014 the licensing agreement was terminated and the Company’s obligation related thereto ceased. Accordingly, the Company was not required to fund marketing costs referred to in the licensing agreement.

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s’ financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,643,019 at December 31, 2015. In addition, the Company has not generated any revenues since inception. The ability of the Company to continue as a going concern is dependent upon finding a new business opportunity and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

NOTE 8 – INCOME TAXES

The reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows as of December 31, 2015 and 2014, respectively:

                                                                                               2015                                           2014

 Income tax benefit using U.S. statutory rate                         34.0%                                       34.0%

Change in valuation allowance                                              (34.0)                                       (34.0%)

Effective income tax rate                                                         0.0%                                         0.0%

The components of the Company’s deferred tax asset are as follows as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Deferred Tax Asset:
Net Operating Loss Carryforward	$304,912	$293,189
Valuation Allowance	(304,912)	(293,189)
Total Net Deferred Tax Asset	$-	$-
Change in Valuation Allowance	$11,723	$7,495

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

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

The increase in the 2015 and 2014 valuation allowance of $11,723 and $7,495, respectively, is solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of December 31, 2015 and December 31, 2014, the Company had NOL carryforwards for income tax reporting purposes of approximately $896,800 and $862,320, respectively; which expire between 2015 and 2035.

The Company has not filed 2012, 2013, 2014, and 2015 income tax returns. The Company’s tax returns are subject to examination by the federal tax authorities for years 2011 through 2015.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. There have been no other events that would require adjustments to the financial statements.

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

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2015. Our management has determined that, as of December 31, 2015, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

Management’s report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States’ generally accepted accounting principles (US GAAP), including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the  quarter  ended December 31, 2015 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of December 31, 2015:

Name	Age	Position
Reed Petersen	71	Chief Executive Officer, President and Chief Financial Officer, Director

Biographical Information Regarding Officers and Directors

Mr. Petersen age 71 is retired having spent the last four years prior to retirement as the manager of a full service wood mill.  Prior to the company he was the sole officer and director and majority shareholder of a OTCQB company Sears Oil & Gas.  Two years ago he sold his shares in this company and resigned from all positions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  The Company believes it is in compliance with Section 16(a) of the Exchange Act.

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

The Company does not have any Committees of the Board

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

There have been no changes in the year ended December 31, 2015 to the procedures by which security holders may recommend nominees to our board of directors. Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors.  The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and résumé of the potential nominee.  Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties.  There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended December 31, 2015, the Board held no in-person meetings.

We do not have Audit or Compensation Committees of our board of directors.  Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

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

Summary Compensation Table

Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($)	Total
Harold Minksy	2015	0	0	0

No other officers earned over $100,000 in the preceding fiscal years, other than as set forth above.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

For the years ended December 31, 2015 and December 31, 2014, the directors were not awarded any options or paid any cash compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2015 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below assumes all share cancellations as disclosed are completed and reflects each holder’s ownership interest in the 95,164,140 shares of  common stock issued and outstanding as of December 31, 2015. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Harold Minksy	50,000,000	53%

Potential Changes in Control

 In January 2016 G. Reed Petersen purchased Mr. Minsky’s common stock effectively gaining control of the Company.

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

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2015, totaled $5,500.  The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2014, totaled $10,000.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the years ended December 31, 2015 which are not disclosed in “Audit Fees” above, were $0 and for December 31, 2014, which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2015, were $0. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2014, were $0.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended December 31, 2015 and December 31, 2014, were $0.

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

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Financial Statements Financial Statements for the years ended December 31, 2015 and 2014.

Exhibit No.	Description of Exhibits
Exhibit 3(i)	Articles of Incorporation

Exhibit 3(ii)	Bylaws

Exhibit 14	Code of Ethics

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 99.1	Amendment to Articles of Incorporation- Name Change

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED VENTURES HOLDING CORP.

By:	/s/ G. Reed Petersen
Name:	G. Reed Petersen
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:     March 8, 2016