Form 10-Q
period 2016-03-31
Allied Ventures Holdings Corp.
filed 2016-05-13
CIK 723533

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2016   Commission file no.: 0-11596

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

Yes []      No [X]

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

As of  May 13, 2016 there were 127,061 shares of voting stock of the registrant issued and outstanding.

Allied Ventures Holdings Corp.
(f/k/a Dephasium Corp.)

Condensed Balance Sheets
UNAUDITED

ASSETS

	March 31, 2016	December 31, 2015
CURRENT ASSETS

Cash	$ 1,173	-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$ 1,173	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 1,000	$ 14,220
Shareholder loan	30,500	-

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$ 31,500	$ 14,220

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 500,000,000
shares authorized, 127,061 shares issued
and outstanding as of March 31, 2016
and December 31, 2015, respectively	13	13
Additional paid-in capital	2,628,786	2,628,786
Accumulated deficit	(2,659,126)	(2,643,019)

Total Stockholders' Deficit	(30,327)	(14,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,173	$ -

See accompanying notes to financial statements.

Allied Ventures Holdings Corp.
(f/k/a Dephasium Corp.)

Condensed Statements of Operations
UNAUDITED

	Three Months Ended March 31,
	2016	2015

REVENUES	$-	$-

EXPENSES

General and administrative	16,107	8,761

Total Expenses	16,107	8,761

LOSS FROM OPERATIONS	(16,107)	(8,761)

OTHER EXPENSE
Interest expense	-	407

LOSS BEFORE INCOME TAXES	(16,107)	(9,168)

Provision for income taxes	-	-

NET LOSS	$(16,107)	$(9,168)

LOSS PER SHARE - BASIC AND DILUTED	$(0.13)	$(0.07)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	127,061	127,061

See accompanying notes to financial statements.

Allied Ventures Holding Corp.
(f/k/a Dephasium Corp.)

Condensed Statements of Cash Flows
UNAUDITED

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES

Net (loss)	$ (16,107)	$ (9,168)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable and accrued expenses	(13,220)	2,407

NET CASH USED BY OPERATING ACTIVITIES	(29,327)	(6,761)

FINANCING ACTIVITIES

Loan from shareholder	30,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,500	-

NET INCREASE (DECREASE) IN CASH	1,173	(6,761)

CASH AT BEGINNING
OF PERIOD	-	35,363

CASH AT END OF PERIOD	$ 1,173	$ 28,602

See accompanying notes to financial statements.

ALLIED VENTURES HOLDING CORP.

(f/k/a DEPHASIUM CORP.)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed financial statements not misleading have been included. The balance sheet at December 31, 2015, has been derived from the Company’s audited financial statements as of that date.

The unaudited condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on March 8, 2016. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company evaluated accounting pronouncements issued in 2015 and determined that none applied to the Company’s financial statements and it does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not generated any revenues since inception. In addition, the Company has a working capital deficit of $30,327 and an accumulated deficit of $2,659,126 as of March 31, 2016.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHAREHOLDER LOAN

The Company was advanced $30,500 by a shareholder to pay-off debt and for working capital purposes. The loan is non-interest bearing and is payable on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIENCY – REVERSE STOCK SPLIT

The Company’s Board of Directors authorized a one-for-seven hundred fifty reverse stock split on February 25, 2016. All share information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the reduced number of shares resulting from the reverse stock split.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. There have been no events that would require disclosure or adjustments to the financial statements.

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

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015.

Revenues

The Company did not generate any revenues from operations for the three months ended March 31, 2016 and 2015. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2016 and 2015 were $16,107 and $8,761, respectively. The increase of $7,346 is primarily attributable to an increase in professional fees.

Net Loss

Our net loss for the three month period ended March 31, 2016 was $16,107 as compared to a net loss for the three month period ended March 31, 2015 of $9 , 168. The reason for the increase in loss is primarily attributable to an increase professional fees.

At March 31, 2016, our accumulated deficit was $2,659,126 as compared to an accumulated deficit of $2,643,019 as of December 31, 2015. The increase in the accumulated deficit is a result of the $16,107 loss for the three months ended March 31, 2016.

Assets and Liabilities

As of March 31, 2016, our total current assets and total assets were $1,173 as compared to $-0- at December 31, 2015. The increase of $1,173 is attributable to an increase in cash of $1,173 resulting from a shareholder loan during the three months ended March 31, 2016.

Total current liabilities (and total liabilities) were $31,500 at March 31, 2016 as compared to $14,220 at December 31, 2015. The increase of $17,280 is attributable to an increase in shareholder loan of $30,500 offset by a decrease in accounts payable and accrued expenses of $13,220.

Financial Condition, Liquidity and Capital Resources

At March 31, 2016, we had cash of $1,173, no cash equivalents, and $31,500 of liabilities of which $30,500 was a loan payable to a shareholder.

The Company had a working capital deficit of $30,327 at March 31, 2016 and a working capital deficit of $14,220 at December 31, 2015. The decline in working capital of $16,107 during the three months ended March 31, 2016 is due to an increase in shareholder loan of $30,500 offset by a $13,220 decrease in accounts payable and accrued expenses and an increase in cash of $1,173.

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

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to

allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Allied Ventures Holdings Corp.

Dated: May 13, 2016	By:	/s/ G. Reed Petersen
G. Reed Petersen President and Chief Financial Officer