Form 10-Q
period 2016-06-30
Allied Ventures Holdings Corp.
filed 2016-08-19
CIK 723533

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2016   Commission file no.: 0-11596

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

As of August 18th, 2016 there are 127,061 shares of voting stock of the registrant issued and outstanding.

Allied Ventures Holdings Corp, Inc.

- INDEX –

		Page(s)
	PART I — FINANCIAL INFORMATION:
Item 1.

Financial Statements (unaudited):

Balance Sheets as of June 30, 2016 and December 31, 2015

Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015

Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015

Notes to Financial Statements

		4 5 6 7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
	PART II — OTHER INFORMATION:
Item 1.	Legal Proceedings	13
Item 1a.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures		14

ITEM 1.	FINANCIAL STATEMENTS

The balance sheets as of June 30, 2016 (unaudited) and December 31, 2015, the unaudited consolidated financial statements of registrant for the three and six months ended June 30, 2016 and 2015 statements of cash flows for the six months ending June 30, 2016 and 2015 follow.  The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

Allied Ventures Holdings Corp.
Condensed Balance Sheets
(unaudited)

ASSETS

	June 30, 2016	December 31, 2015
CURRENT ASSETS

Cash	$164	$-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$164	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,150	$14,220
Shareholder loan	32,200	-

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	35,350	14,220

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of June 30, 2016 and December 31, 2015, respectively	-	-

Common stock, $0.0001 par value, 550,000,000
shares authorized, 127,061 shares issued and
outstanding as of June 30, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	2,628,786	2,628,786
Accumulated deficit	(2,663,985)	(2,643,019)
Total Stockholders' Deficit	(35,186)	(14,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$164	$-

See accompanying notes to condensed financial statements.

Allied Ventures Holdings Corp.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$ -	$ -	$ -	$ -

EXPENSES

General and administrative	4,859	21,785	20,966	30,546

Total Expenses	4,859	21,785	20,966	30,546

LOSS FROM OPERATIONS	(4,859)	(21,785)	(20,966)	(30,546)

OTHER EXPENSE
Interest expense	-	407	-	814

LOSS BEFORE INCOME TAXES	(4,859)	(22,192)	(20,966)	(31,360)

Provision for income taxes	-	-	-	-

NET LOSS	$ (4,859)	$ (22,192)	$ (20,966)	$ (31,360)

LOSS PER SHARE - BASIC AND DILUTED	$ (.03)	$ (.17)	$ (.17)	$ (.25)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	127,061	127,061	127,061	127,061

See accompanying notes to condensed financial statements.

Allied Ventures Holdings Corp.
Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(20,966)	$(31,360)
Changes in operating assets
and liabilities:

Increase (decrease) in accounts payable and accrued expenses	(11,070)	6,209

Net Cash Used by Operating Activities	(32,036)	(25,151)

CASH FLOWS FROM FINANCING ACTIVITIES

	-	-
Proceeds shareholder loan	32,200	-

Net Cash Provided by Financing Activities	32,200	-

NET INCREASE (DECREASE) IN CASH	164	(25,151)

CASH AT BEGINNING OF PERIOD	-	35,363

CASH AT END OF PERIOD	$164	$10,212

See accompanying notes to condensed financial statements.

ALLIED VENTURES HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on March 8, 2016. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

ALLIED VENTURES HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

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

Recent Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not generated any revenues since inception. In addition, the Company has a working capital deficit of $35,186 and an accumulated deficit of $2,663,985 as of June 30, 2016.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ALLIED VENTURES HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

(Unaudited)

NOTE 4 – SHAREHOLDER LOAN

In 2016, the Company was advanced $32,200 by a shareholder The loan is non-interest bearing and is due on demand.

NOTE 5 – STOCKHOLDER’S DEFICIENCY

The Company’s Board of Directors authorized a one-for-seven hundred fifty reverse stock split on February 25, 2016. All share information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the reduced number of shares resulting from the reverse stock split.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Forward Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Vycor Medical, Inc. (the “Company” or “Vycor,” also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

Organizational History

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

Current Status of our Business

The Company has not yet generated or realized any revenues from business operations. The Company's business strategy has changed to seeking potential merger candidates and we are now considered a shell as defined by the SEC. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2015 and the June 30, 2016 financial statements include a going concern disclosure. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Three and Six Months Ended June 30, 2016 to the Three and Six Months Ended June 30, 2015

Revenues

The Company did not generate any revenues from operations for the three and six months ended June 30, 2016 or for the three and six months ended June 30, 2015. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2016 were $4,859 with no interest expense as compared to $21,785 general and administrative and $407 interest expense for the three month period ending June 30, 2015. The decrease of $15,926 in general and administrative expenses is primarily attributable to the decrease in professional fees, transfer agent fee’s and other general and administration costs, plus a decrease of $407 in interest.

General and administrative expenses for the six months ended June 30, 2016 were $20,966 and no interest expense as compared to $30,546 general and administrative, and $814 interest expense, for the six month period ended June 30, 2015. The decrease of $9,580 is primarily attributable to the increase in professional fees, accounting and auditor expenses and other costs, plus a decrease of $814 in interest.

Net Loss

Our net loss for the three month period ending June 30, 2016 was $4,859 as compared to a net loss for the three month period ended June 30, 2015 of $22,192. The reason for the decrease in loss is explained in the “Operating Expenses” section in the second preceding paragraph.

Our net loss for the six month period ended June 30, 2016 was $20,966 as compared to a net loss for the six month period ended June 30, 2015 of $31,360. The reason for the increase in loss is explained in the “Operating Expenses” section above.

On June 30, 2016, our accumulated deficit was $2,663,985 as compared to an accumulated deficit of $2,643,019 as of December 31, 2015. The increase in the accumulated deficit is a result of the $21,966 loss for the six months ended June 30, 2016.

Assets and Liabilities

As of June 30, 2016, our total assets were $164 as compared to $-0- at December 31, 2015. The increase of $164 is attributable to loans from shareholders during the six months ended June 30, 2015.

Total current liabilities (and total liabilities) were $35,350 at June 30, 2016 as compared to $14,220 at December 31, 2015. The increase of $21,130 is attributable to an decrease in accounts payable of $11,070 and an increase in loans from shareholders of $32,200 during the six months ended June 30, 2016.

Financial Condition, Liquidity and Capital Resources

At June 30, 2016, we had cash of $164.  As of June 30, 2016, the Company’s only liabilities to non-

vendors  was comprised of a short term loan payable in the amount of $32,200 which is a short term advance from a shareholder loan.

The Company had a working capital deficit of $35,186 and $14,220 at June 30, 2016 and December 31, 2015 respectively . The decline in working capital of $20,966 during the six months ended June 30, 2016 is due to $20,966 of cash used in operating activities and an increase in loans payable shareholders of $32,200 and a decrease in payables of $11,070.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 302016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The  Company  knows  of no legal  proceedings  to which it is a party or to which any of its  property  is the  subject  which are  pending,  threatened  or contemplated or any unsatisfied judgments against the Company.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” we are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Allied Ventures Holdings Corp.

Dated: August 19th 2016	By:	/s/ G. Reed Petersen
G. Reed Petersen President and Chief Financial Officer