Form 10-Q
period 2016-09-30
Allied Ventures Holdings Corp.
filed 2016-11-14
CIK 723533

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2016   Commission file no.: 0-11596

ALLIED VENTURES HOLDINGS CORP.

(Name of Small Business Issuer in its Charter)

Nevada	95-3506403
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.)

3625 Cove Point Drive Salt Lake City, Utah	84109
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 209-0740

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]      No[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]     No [X]

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes   [  ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 10, 2016   there were 127,061 shares of voting stock of the registrant issued and outstanding.

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

9

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

10

Item 4.

Controls and Procedures

11

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

12

Item 1A.

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

Signatures

12

ITEM 1.	FINANCIAL STATEMENTS

The balance sheets as of September 30, 2016 (unaudited) and December 31, 2015, the unaudited consolidated financial statements of registrant for the three and nine months ended September 30, 2016 and 2015 statements of cash flows for the nine months ending September 30, 2016 and 2015 follow.  The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  All such adjustments are of a normal and recurring nature.

Allied Ventures Holdings Corp.
Condensed Balance Sheets
UNAUDITED

ASSETS

	September 30, 2016	December 31, 2015
CURRENT ASSETS

Cash and cash equivalents	$164	$-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$164	$-

LIABILITIES AND STOCKHOLDERS (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$6,860	$14,220
Notes payable - long term	32,200	-

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	39,060	14,220

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of June 30, 2016 and December 31, 2015, respectively	-	-

Common stock, $0.0001 par value, 550,000,000
shares authorized, 127,061 shares issued and
outstanding as of September 30, 2016 and December 31, 2015	13	13
Additional paid-in capital	2,628,786	2,628,786
Accumulated deficit	(2,667,695)	(2,643,019)
Total Stockholders' (Deficit)	(38,896)	(14,220)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$164	$-

See accompanying notes to condensed financial statements.

Allied Ventures Holdings Corp.
Condensed Statements of Operations
UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$ -	$ -	$ -	$ -

EXPENSES

General and administrative	3,710	5,632	24,676	36,178

Total Expenses	3,710	5,632	24,676	36,178

LOSS FROM OPERATIONS	(3,710)	(5,632)	(24,676)	(36,178)

OTHER EXPENSE
Forgiveness of debt		5,705		5,705
Interest expense				(814)

Total Other income (Expense)	-	5,705	-	4,891

LOSS BEFORE INCOME TAXES	(3,710)	73	(24,676)	(31,287)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	(3,710)	73	(24,676)	(31,287)

INCOME LOSS PER SHARE - BASIC AND DILUTED	(0.03)	(0.04)	(0.19)	(0.28)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	127,061	127,061	127,061	127,061

See accompanying notes to condensed financial statements.

Allied Ventures Holdings Corp.
Condensed Statements of Cash Flows
UNAUDITED

	For the Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES

Net (loss)	(24,676)	(31,287)
Adjustments to reconcile net (loss) to
net cash used by operating activities:

Gain on forgiveness of debt	-	(5,705)

Changes in operating assets
and liabilities:

Accounts payable	(7,360)	11,104

Net Cash Used by
Operating Activities	(32,036)	(25,888)

FINANCING ACTIVITIES
Proceeds (Payment) of short term loans	32,200	(9,475)
Net Cash Provided by
Financing Activities	32,200	(9,475)

NET INCREASE (DECREASE) IN CASH	164	(35,363)

CASH AT BEGINNING
OF PERIOD	-	35,363

CASH AT END OF PERIOD	164	$-

See accompanying notes to condensed financial statements.

ALLIED VENTURES HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on March 8, 2016. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not generated any revenues since inception. In addition, the Company has a working capital deficit of $38,896 and an accumulated deficit of $2,667,695 as of September 30, 2016.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHAREHOLDER LOAN

In 2016, the Company was advanced $32,200  by a investor. The loan is non-interest bearing and is due on demand.

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

Current Status of our Business

The Company has  not yet generated or realized any revenues from business operations. The Company's business strategy has changed to seeking potential merger candidates and we are now considered a shell as defined by the SEC. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2015 and the September 30, 2015 financial statements include a going concern disclosure. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2016 to the Three and Nine Months Ended September 30, 2015

Revenues

The Company did not generate any revenues from operations for the three and nine months ended September 30, 2016 or for the three and nine months ended September 30, 2015. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2016 were $3,710 as compared to $5,632 for the three month period ended September 30, 2015. The decrease of $1,922 is primarily attributable to a decrease in professional fees in the quarter ended September 30, 2016.

General and administrative expenses for the nine months ended September 30, 2016 were $24,676 as compared to $36,178 for the nine month period ended September 30, 2015. The decrease of $11,502 is primarily attributable to the decrease in professional fees, accounting and auditor expenses.

Net Income (Loss)

Our net loss for the three month period ended September 30, 2016 was $3,710 as compared to a net income for the three month period ended September 30, 2015 of $73. The reason for the increase in loss is primarily attributable to $5,705 of income from forgiveness of debt realized in the three months ended September 30, 2015.

Our net loss for the nine month period ended September 30, 2016 was $24,676 as compared to a net loss for the nine month period ended September 30, 2015 of $31,287. The reason for the increase in loss is primarily due to a decrease general and administrative expenses of $11,502 offset by forgiveness of debt income of $5,705and a decrease in interest payable of $814.

At September 30, 2016, our accumulated deficit was $2,667,695 as compared to an accumulated deficit of $2,643.019 as of December 31, 2015. The increase in the accumulated deficit is a result of the $24,676 loss for the nine months ended September 30, 2016.

Assets and Liabilities

As of September 30, 2016, our total assets were $164 in cash as compared to $0 at December 31, 2015.

 The increase of $164 is attributable to a loan from an investor in the amount of $32,200 used for working capital to pay the accounts payable of $14,220 as of December 31, 2015 and general administrative expenses for the period that ended September of $24,676.

Total current liabilities (and total liabilities) were $39,060 at September 30, 2016 as compared to $14,220 December 31, 2015. The increase of $24,840 is attributable to payments made for accounts payable, payments made to professionals and an increase in notes payable of $32,200.

Financial Condition, Liquidity and Capital Resources

At September 30, 2016, we had $164 cash.  As of September 30, 2016 the Company’s only liabilities were to vendors comprised of accounts payable of $6,860 plus a note payable of $32,200.

The Company had a working capital deficit of $38,896 at September 30, 2016 and working capital of $14,220 at December 31, 2015, respectively. The decline in working capital of $24,676 during the nine months ended September 30, 2016 is due to $25,888 of cash used in operating activities, and payment of accounts payable as of December 31, 2015

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

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

Allied Ventures Holdings Corp.

Dated: November 10, 2016	By:	/s/ G. Reed Petersen
G. Reed Petersen President and Chief Financial Officer