Form 10-K
period 2016-12-31
Longwen Group Corp.
filed 2017-04-12
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the fiscal year ended: December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-11596

LONGWEN GROUP CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	95-3506403
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

7702 E. Doubletree Ranch Road, Suite 300

Scottsdale, Arizona 85258

(Address of principal executive offices)

(480) 607-4393

 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (60,394 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s last day of the second quarter: $49,523 ($0.82).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 127,061 shares issued at April 5, 2017.

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

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.  Unless otherwise provided in this Report, references to the "Company," “Longwen,” the "Registrant," the "Issuer," "we," "us," and "our" refer to Longwen Group Corp.

PART I

ITEM 1:	BUSINESS

Introduction

Longwen Group Corp., (the Company), was originally incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada.  On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to effect the current name change of Longwen Group Corp.

The Charter Amendment was approved by our majority shareholder, who holds 52% of our outstanding voting securities, on December 6, 2016. In connection with the Charter Amendment,  on January 24, 2017, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) for its name change as stated above and voluntary trading symbol request from “DHPS” to “LWLW.”

The Company underwent a change of control on January 21, 2016, at which time Harold Minsky resigned in all officer positions. G. Reed Petersen and White Rim Cattle Company LLC each purchased 25,000,000 shares of common stock of the Company from Harold Minsky. Mr. Petersen is the Member Manager of White Rim Cattle Company, LLC and thus can be considered a control person of all 50,000,000 shares of stock of the Company. Pursuant to a Board of Directors meeting, Mr. Petersen was elected to and accepted all the officer positions previously held by Harold Minsky.

Effective November 29, 2016, G. Reed Peterson sold  66,667 shares of common stock of the Company to Longwen Group Corp., a Grand Cayman company (“Longwen”). All of the shares held by Longwen are restricted securities.  As a result of the transactions, Mr. Petersen no longer owns any of the Company’s capital stock or securities and he and his affiliates waived all loans and other amounts due to the Company. In addition, on such date, Mr. Petersen resigned in all officer capacities from the Company, and Mr. Xi Zhen Ye, President of Longwen, was appointed a Director of the Company and President and Chief Executive Officer and Chief Financial Officer of the Company and Mr. Keith Wong was appointed Chief Operating Officer of the Company. Mr. Ye also became the sole director of the Company.

On or about April 5, 2016, the Company effected a 1 for 750 share reverse split of its issued and outstanding common stock. On such date, the Company’s common stock was reduced from 95,164,140 to 127,061 shares outstanding.

Current Status of our Business

Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of our management and the Company’s principal shareholders. Current or future management of the Company may decide to hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee, in stock or in cash, as allowed by law. Since the Company has no current plans to use any outside consultants, no criteria or policies have been adopted.

As of the date of this report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)         Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)         Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)         Strength and diversity of management, either in place or scheduled for recruitment;

(d)         Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)         The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)         The extent to which the business opportunity can be advanced; and

(g)         The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

We fully anticipate that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the

Company.  However, at the present, we contemplate that our majority shareholders or our sole officer and certain of their affiliates may introduce a business combination target to us.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations.

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Acquisition Structure

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders. The Company does not intend to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation.  In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to shareholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

It is anticipated that any reorganization transaction will likely create significant dilution to existing shareholders.

Investment Company Act and Other Regulations

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an “investment company,” and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of “Investment Company.” Consequently, the Company’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

 The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Securities Act of 1933, as amended (the “Act”). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Employees

At December 31, 2016, the Company did not have any employees. However, we have engaged consultants for accounting, legal, and other part-time and occasional services.

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

You may also request a copy of our filings at no cost, by writing of telephoning us at:

Attn:
Keith Wong-Chief Operating Officer

7702 E. Doubletree Ranch Road, Suite 300

Scottsdale, Arizona 85258

(480) 607-4393

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

As an early stage company, we have a capital deficiency and limited operating resources.  As of December 31, 2016, we had  no cash or any other assets.    The Company needs to raise cash in order  to maintain our operations.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

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

Our officers and directors have outside business activities, thus, there is a potential conflict of interest, including the amount of time they will be able to dedicate to the company.

Currently our officers and directors have business interests in addition to the business interests of the Company. Thus, a conflict of interest may arise in the future that may cause our business to fail, including conflicts of interest in allocating their time and attention to our company and their other business interests. While our officers have verbally agreed to devote sufficient time and attention to the affairs of the Company, we have no written arrangement with our officers regarding this matter.

Risks Related To Our Stock

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We will need to raise additional capital. Our current working capital is not expected to be sufficient to carry out all of our plans.  To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

Our need for capital will create additional risks and create dilution to existing shareholders.

As mentioned above, we will need to raise additional capital in the future. These capital expenditures are intended to be funded from third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund expansion, the Company may require additional financing to fund working capital and operating losses in the future should the need arise. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company's operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

Our officers and directors may have a conflict of interest with the minority shareholders at some time in the future.  Since the majority of our shares of common stock are deemed to be owned by our president/chief executive officer and directors, our other stockholders may not be able to influence control of the company or decision making by management of the company.

Our Officers and Directors are deemed to beneficially own approximately 52% of our outstanding common stock. The interests of our Officers and Directors may not be, at all times, the same as that of our other shareholders. Our Officers and Directors are not simply passive investors but are also executives of the Company, their interests as executives may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our directors exercising, in a manner fair to all of our shareholders, their fiduciary duties as officers or as member of the Company’s Board of Directors. Also, our directors will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

The Company May Pay Consultants And Employees In Stock As Consideration For Their Services Which May Result In Stockholder Dilution.

Due to the Company’s limited cash availability, the Company has in the past and may in the future pay consultants, officers and employees in stock, warrants or options to purchase shares of our common stock rather than cash.  The issuance of common stock in exchange for services may substantially increase the number of shares of common stock outstanding and cause significant dilution to existing shareholders.

Seeking Other Business Opportunities and Resultant Dilution.

The Company is seeking to acquire other business opportunities by merger, share exchange or other combination. However, at this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and Company has not identified any specific business or company for investigation and evaluation. In the event the Company does acquire a business opportunity, a change of control of the Company may result. The change of control may occur through the issuance of common stock to the owners of the acquired company which may exceed greater than fifty percent of the Company’s total issued and outstanding capital stock. Generally, the amount of stock issued in such a transaction results in significant dilution to existing shareholders. In addition, the officers and directors of the acquired company may replace part or all of the existing officers and directors. The Company cannot predict when or if an acquisition will occur, or if it does occur, whether it will result in profitable operations.

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

As of December 31, 2016, we had 127,061 shares of our common stock issued and outstanding.  We are authorized to issue up to 500,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

OTCQB Listing

Our common stock is currently listed for trading on the OTC Pink Sheet Market. In order to OTC QB Market, we must:

1.

Maintain a bid price of $.01

2.

Maintain current reporting with the SEC.

3.

Pay the sum of $2,000 as a initial application fee and an annual listing fee of $10,000.

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

This is a summary only of the requirements and a complete and more detailed list may be found on the OTC Market Group’s web site at www.otcmarkets.com. We do not intend to complete and file the initial application and certifications with the OTC Market Group to list our common stock on the OTCQB Market and instead have decided to maintain our listing on the OTC Pink Sheet Market.

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

Market Information

Our common stock, par value $0.001 per share (the "Common Stock"), is traded on the OTC  market under the symbol "LWLW." Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC  for each fiscal quarter for the last two fiscal years ending December 31, 2016, and 2015, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2017	High	Low
First Quarter	2.04	1.30

Year 2016	High	Low
First Quarter	0.01	0.002
Second Quarter	0.006	0.004
Third Quarter	0.82	0.80
Fourth Quarter	2.00	080

Year 2015	High	Low
First Quarter	0.01	0.002
Second Quarter	0.006	0.004
Third Quarter	0.006	0.004
Fourth Quarter	0.006	0.004

(1)

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

The above stock quotations have not been adjusted to reflect the 750 to 1 reverse stock split which occurred on or about April 5, 2016.

Holders

As of the date of this Report there are 127,061 shares of common stock issued and outstanding.

As of the date of this Report there are 175 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in the Company will be subject to the penny stock rules.

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

Plan of Operation

The Company is a shell company as defined in Rule 12b-2 of the Exchange Act. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)        filing Exchange Act reports, and

(ii)       investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $0 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

 Results of Operations

Results of Operations for the years ended December 31, 2016 and December 31, 2015

Net Loss

We have not generated any revenues for the fiscal years ended December 31, 2016 and 2015, respectively. We had a   Loss from Operations, consisting solely of general and administrative expenses, for the year ended December 31, 2016 of $29,340 compared with $39,371 for the year ended December 31, 2015. The decrease in the Loss from Operations of $5,140 is primarily attributable to a reduction in professional fees. In addition, during the fiscal year ended December 31, 2015, we had Other Expenses consisting of gain on the forgiveness of debt in the amount of $(5,705) and interest expense of $814. We did not have comparable entries for the fiscal year ended December 31, 2016.

Our Net Loss for fiscal year ended December 31, 2016 was $29,340 compared with a Net Loss for fiscal year ended December 31, 2015 of $34,480. The difference is due to the reasons discussed above.

Assets and Liabilities

Our total assets as at December 31, 2016 and December 31, 2015, respectively, is $0.

Total Current Liabilities (and Total Liabilities) were $4,500 at December 31, 2016 as compared to Total Current Liabilities (and Total Liabilities) of $14,220 at December 31, 2015. The decrease of $9,720 is mainly attributable to

The decrease of $9,720 is mainly attributable to a capital contribution by a company shareholder.

Liquidity and Capital Resources

As of December 31, 2016 and December 31, 2015, respectively, the Company had no cash. Its working capital deficit as of December 31, 2016 was $4,500  compared with a working capital deficit of $14,220 as of December 31, 2015. The difference in working capital deficit is due to reduction in accounts payable for the current annual period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,672,359 at December 31,

18

2016. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Warrants

As of December 31, 2016, we had no outstanding warrants.

Common Stock

As of December 31, 2016, there were 127,061 shares issued and outstanding.

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

21

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

Our financial statements have been examined to the extent indicated in their report by Paritz & Company, P.A. for the year ended December 31, 2016, and the year ended December 31, 2015, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-2 hereof in response to Part F/S of this Form 10-K.

22

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Longwen Group Corp (f/k/a Allied Ventures Holding Corp)

We have audited the accompanying balance sheets of Longwen Group Corp (f/k/a Allied Ventures Holding Corp) (“the Company”) as of December 31 2016 and 2015, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Longwen Group Corp (f/k/a Allied Ventures Holdings Corp) as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company. will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. As discussed in note 3 to the financial statements, the Company had a net loss of $29,340 and had an accumulated deficit of $2,672,359.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Paritz & Company, P.A.
Hackensack, NJ
April 11, 2017

F-1

LONGWEN GROUP CORP.
(Formerly Known as Allied Ventures Holding Corp.)
Balance Sheets

ASSETS

	December 31, 2016	December 31, 2015

TOTAL CURRENT ASSETS AND TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 4,500	$ 14,220

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	4,500	14,220

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of December 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 550,000,000
shares authorized, 127,061 shares issued and
outstanding as of December 31, 2016 and December 31, 2015	13	13
Additional paid-in capital	2,667,846	2,628,786
Accumulated deficit	(2,672,359)	(2,643,019)

Total Stockholders' Deficit	(4,500)	(14,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
(Formerly Known as Allied Ventures Holding Corp.)

Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

REVENUES	$-	$-

EXPENSES
General and administrative	29,340	39,371

Total Expenses	29,340	39,371

LOSS FROM OPERATIONS	(29,340)	(39,371)

OTHER EXPENSE
Gain on forgiveness of debt	-	(5,705)
Interest expense	-	814

LOSS BEFORE INCOME TAXES	(29,340)	34,480

Provision for income taxes	-	-

NET LOSS	$(29,340)	$(34,480)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	127,061	127,061

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
(Formerly Known as Allied Ventures Holding Corp.)
Statements of Stockholders' Deficit
For the years ended December 31, 2016 and 2015

								Total
	# Of Shares	# Of Shares						Stockholders'
	Common	Common Stock	Common Stock	Common Stock	Additional	Subscription	Accumulated	Equity
	Stock	To Be Issued	Par $.0001	To Be Issued	Paid-In Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2014	127,061	-	13	-	2,626,804	-	(2,608,539)	18,278

Capital contributions from officer	-	-	-	-	1,982	-	-	1,982

Net loss, year ended December 31, 2015	-	-	-	-	-	-	(34,480)	(34,480)

Balance, December 31, 2015	127,061	-	13	-	2,628,786	-	(2,643,019)	(14,220)

Capital contributions from officer	-	-	-	-	39,060	-	-	39,060

Net loss, year ended December 31, 2016	-	-	-	-	-	-	(29,340)	(29,340)

Balance, December 31, 2016	127,061	-	13	-	2,667,846	-	(2,672,359)	(4,500)

LONGWEN GROUP CORP.
(Formerly Known as Allied Ventures Holding Corp.)
Consolidated Statements of Cash Flows
For the years ended December 31, 2016 and 2015

	Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(29,340)	$(34,480)
Adjustments to reconcile net (loss) to
Net cash used by operating activities:
Gain on forgiveness of debt	-	(5,705)
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable and accrued expenses	(9,720)	14,297

NET CASH USED BY OPERATING ACTIVITIES	$(39,060)	$(25,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	39,060	-
Payment of short term loan to officer	-	(9,475)

Net Cash Provided (Used) by Financing activities	$39,060	$(9,475)

NET DECREASE IN CASH	-	(35,363)

CASH AT BEGINNING OF YEAR	-	35,363

CASH AT END OF YEAR	$-	$-

See accompanying notes to financial statements.

F-6

LONGWEN GROUP CORP.

(f/k/a ALLIED VENTURES HOLDING CORP.)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

NOTE 1 – COMPANY BACKGROUND AND ORGANIZATION

Longwen Group Corp. (f/k/a Allied Ventures Holdings Corp.), (the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada.  Since then, the Company has gone through a series of name changes including the current name change that occurred on January 23, 2017, in which the Company amended its Articles of Incorporation to change its name to Longwen Group Corp.

The Company is a “shell company” as defined nder SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended and is looking for a new business opportunity.

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

As of December 31, 2016 and 2015, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

The Company evaluated accounting pronouncements issued in 2016 and determined that none applied to the Company’s financial statements and it does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

In August 2014, FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Since this guidance primarily addresses certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently in the process of evaluating the additional disclosure requirements of the new guidance and has not determined the impact of adoption on its financial statement disclosures.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the year ended December 31, 2016, the Company incurred a net loss of $29,340.  The Company had an accumulated deficit of $2,672,359 as of December 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing.  The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – STOCKHOLDERS’ EQUITY

In July 2015, the Company’s president made a capital contribution of $1,982.

In November 2016, the Company’s president made a capital contribution of $39,060.

On or about April 5, 2016, the Company effected a 1 for 750 share reverse split of its issued and outstanding common stock. On such date, the Company’s common stock was reduced from 95,164,140 to 127,061 shares outstanding.

NOTE 5 – INCOME TAXES

The reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows as of December 31, 2016 and 2015, respectively:

	2016	2015
Income tax benefit using U.S. statutory rate of 34%	10,000	12,000
Change in valuation allowance	(10,000)	(12,000)
Effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Deferred Tax Asset:
Net Operating Loss Carryforward	$-	$898,000
Valuation Allowance	-	(898,000)
Total Net Deferred Tax Asset	$-	$-

Due to the changes in ownership of the Company that occurred on November 29, 2016, approximately $2,700,000 in net operating loss carryforwards (computed in accordance with IRS section 382) were lost for future taxable income. In addition, losses incurred from the date of the change in control to December 31, 2016 were nominal due to limited transactions of the Company. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company has not filed 2012, 2013, 2014, 2015 and 2016 income tax returns. The Company’s tax returns are subject to examination by the federal tax authorities for years 2012 through 2016.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report, and there are no other material subsequent events to report.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the  quarter  ended December 31, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of December 31, 2016:

Name	Age	Position
Xi Zhen Ye	53	Chief Executive Officer and Chief Financial Officer; Director
Keith Wong	62	Chief Operating Officer

The business background description of the officers is set forth below.

Xi Zhen Ye has been the Company’s Chief Executive Officer and Chief Financial Officer since November 29, 2016. Mr. Ye, a businessman in Hangzhou, China. He has operated and invested in several local companies with notable success, including news distribution network, films, mining, energy and Chinese traditional medicine. He has a BS degree in Journalism. Mr. Ye’s business background led to the decision to appoint him to the Company’s Board of Directors.

Mr. Wong has been the Company’s Chief Operating Officer since November 29, 2016. Mr. Wong brings 27 years of experience in sales, business management, finance, manufacturing, Asian suppliers and Asian business networks. For over twelve years, Mr. Wong was the President and CEO of ATC Technology Group, which later became EastBridge Investment Group Corporation. Mr. Wong holds a Bachelors and Masters degree in electrical engineering from Rutgers University and Northeastern University, respectively and Advanced Management Program from Harvard University’s Business School. Mr. Wong also holds two U.S. utility patents and one U.S. design patent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  The Company’s current officers and directors are not in compliance with Section 16(a) of the Exchange Act, and intend to remedy the matter in the next three months.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended December 31, 2016, the Board held no in-person meetings.

We do not have Audit or Compensation Committees of our board of directors.  Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

ITEM 11:	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who serves as an officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total
Xi Zhen Ye(1) Chief Executive Officer and	2016	0	0	0

Chief Financial Officer

Keith Wong Chief Operating Officer	2016	0	0	0
G. Reed Peterson(2) Former Chief Executive Officer and	2016	0	0	0
Chief Financial Officer Harold Minsky(3) Former Chief Executive Officer and	2014-2016	0	0	0

Chief Financial Officer

(1). Mr. Ye was appointed in such officer capacities on November 29, 2016.

(2). Mr. Peterson was an officer in such capacities from January 21, 2016 until November 29, 2016.

(3). Mr. Minsky was an officer in such capacities from January 14, 2014 until January 21, 2016.

Until formal agreements are entered into by the respective parties, Messrs. Ye and Wong serve as officers of the Company at no cost to the Company.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

For the years ended December 31, 2016 and December 31, 2015, the directors were not awarded any options or paid any cash compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2016 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below is based upon 127,061 shares of common stock issued and outstanding as of December 31, 2016. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned
Longwen Group Corp. (1)	66,667	52.4%
Officers and Directors
Xi Zhen Ye (1)	66,667	52.4%
Keith Wong (1)	66,667	52.4%
All directors and executive officers as a group (3 persons)	66,667	52.4%

(1) Messrs. Ye and Wong beneficially owns 67.39% and 32.61%, respectively, of the capital stock of  Longwen Group Corp., and are deemed the beneficial owner of such shares.

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

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2016, totaled $_____.  The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2015, totaled $5,500.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the years ended December 31, 2016 which are not disclosed in “Audit Fees” above, were $0 and for December 31, 2015, which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2016, were $0. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2015, were $0.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended December 31, 2016 and December 31, 2015, were $0.

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

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Financial Statements Financial Statements for the years ended December 31, 2016 and 2015.

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGWEN GROUP CORP.

By:	/s/ Xi Zhen Ye
Name:	Xi Zhen Ye
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:     April 11, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Xi Zhen Ye
Name:	Xi Zhen Ye
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

Dated: April 11, 2017