Form 10-Q
period 2017-03-31
Longwen Group Corp.
filed 2017-05-15
CIK 723533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number:  000-11596

LONGWEN GROUP CORP.
(Exact name of small business issuer as specified in its charter)

7702 E. Doubletree Ranch Road, Suite 300 Scottsdale, Arizona 85258 (Address of principal executive offices)

(480) 607-4393 (Issuer telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ       No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Large accelerated filer o	Non-accelerated filer o	Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes þ       No o

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   127,061 common shares issued and outstanding as of May 9, 2017.

LONGWEN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements	3

	Notes to the Condensed Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	92

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	9

Item 1A	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mining Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

	Signatures

LONGWEN GROUP CORP.
(f/k/a Allied Ventures Holding Corp.)
Condensed Balance Sheets
(unaudited)

ASSETS
	March 31,	December 31,
	2017	2016

CURRENT ASSETS

Cash	$ -	$ -

TOTAL CURRENT ASSETS AND TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	6,317	4,500
Accounts payable – related party	4,500	-

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	10,817	4,500

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of March 31, 2016 and December 31, 2015, respectively	-	-

Common stock, $0.0001 par value, 550,000,000
shares authorized, 127,061 shares issued
and outstanding as of March 31, 2017
and December 31, 2016, respectively	13	13
Additional paid-in capital	2,667,846	2,667,846

Accumulated deficit	(2,678,676)	(2,672,359)

Total Stockholders' Deficit	(10,817)	(4,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
(f/k/a Allied Ventures Holdings Corp. Corp.)
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUES	$-	$-

EXPENSES

General and administrative	$6,317	$16,107

Total Expenses	6,317	16,107

LOSS FROM OPERATIONS	(6,317)	(16,107)

LOSS BEFORE INCOME TAXES	(6,317)	(16,107)

Provision for income taxes	-	-

NET LOSS	$(6,317)	$(16,107)

LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.13)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	127,061	127,061

LONGWEN GROUP CORP.
(f/k/a Allied Ventures Holding Corp.)
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES

Net (loss)	$ (6,317)	$ (16,107)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable and accrued expenses	1,817	(13,220)
(Decrease) Increase in accounts payable –related party	4,500	-

NET CASH USED BY OPERATING ACTIVITIES	-	(29,327)

FINANCING ACTIVITIES

Loan from shareholder	-	30,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	30,500

NET INCREASE (DECREASE) IN CASH	-	1,173

CASH AT BEGINNING
OF PERIOD	-	-

CASH AT END OF PERIOD	$ -	$ 1,173

See accompanying notes to financial statements.

5

LONGWEN GROUP CORP.

(f/k/a ALLIED VENTURES HOLDING CORP.)

 NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed financial statements not misleading have been included. The balance sheet at December 31, 2016, has been derived from the Company’s audited financial statements as of that date.

The unaudited condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on April 12, 2017. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not generated any revenues since inception. In addition, the Company has a working capital deficit of $10,817 and an accumulated deficit of $2,678,676 as of March 31, 2017.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – ACCOUNTS PAYABLE – RELATED PARTY

The Company’s accounts payable – related party consists of amounts paid by a shareholder, for general and administrative expenses.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. There have been no events that would require disclosure or adjustments to the financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

GENERAL

Longwen Group Corp., (the “Company”), was originally incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada.  On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to effect the current name change of Longwen Group Corp.

The Charter Amendment was approved by our majority shareholder, who holds 52% of our outstanding voting securities, on December 6, 2016. In connection with the Charter Amendment,  on January 24, 2017, the Company received approval from the Financial Industry Regulatory Authority for its name change as stated above and voluntary trading symbol request from “DHPS” to “LWLW.”

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2016

Net Loss

We have not generated income from operations during the three month periods ended March 31, 2017 and 2016, respectively. We had a net loss for the quarter ended March 31, 2017 of $6,317 consisting solely of professional fees compared with a net loss of $16,107 for the quarter ended March 31, 2016, which consisted solely of general and administrative expenses. The decrease in the net loss for the current quarter  is primarily attributable to a reduction in general and administrative fees.

Liquidity and Capital Resources

Our total assets as at March 31, 2017 and December 31, 2016, respectively, is $0.

Our working capital deficit as of March 31, 2017 is $10,817 compared with a working capital deficit as of December 31, 2016 of $4,500. The difference in working capital deficit is due to an increase in accounts payable and accounts payable – related party.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,678,676 at March 31, 2017. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Warrants

As of March 31, 2017, we had no outstanding warrants.

Common Stock

As of March 31, 2017, there were 127,061 shares issued and outstanding.

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold during the three months ended March 31, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued or outstanding during the three months ended March 31, 2017 or 2016.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGWEN GROUP CORP.

By:	/s/ Xi Zhen Ye
Name:	Xi Zhen Ye
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:     May 15, 2017

7