Form 10-Q
period 2017-06-30
Longwen Group Corp.
filed 2017-08-09
CIK 723533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer [ ]	Large accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   127,061 common shares issued and outstanding as of August 9, 2017.

TERAFOX CORP.

QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS.

LONGWEN GROUP CORP.
(f/k/a Allied Ventures Holding Corp.)
Condensed Balance Sheets
UNAUDITED

ASSETS
	June 30,	December 31,
	2017	2016

CURRENT ASSETS

Cash	$ -	$ -

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	1,400	4,500
Shareholder Loan	10,489	-

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	11,889	4,500

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value, 550,000,000
shares authorized, 127,061 shares issued
and outstanding as of June 30, 2017
and December 31, 2016, respectively	13	13
Additional paid-in capital	2,667,846	2,667,846
Accumulated deficit	(2,679,748)	(2,678,676)

Total Stockholders' Deficit	(11,889)	(10,817)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
(f/k/a Allied Ventures Holdings Corp. Corp.)
Condensed Statements of Operations
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

EXPENSES

General and administrative	$1,972	$4,859	$7,389	$20,966

Total Expenses	1,972	4,859	7,389	20,966

LOSS FROM OPERATIONS	(1,972)	(4,859)	(7,389)	(20,966)

LOSS BEFORE INCOME TAXES	-	-	-	-

Provision for income taxes	-	-	-	-

NET LOSS	$(1,972)	$(4,859)	$(7,389)	$(20,966)

LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.17)	$(0.17)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	127,061	127,061	127,061	127,061

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
(f/k/a Allied Ventures Holding Corp.)

Condensed Statements of Cash Flows
UNAUDITED

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES

Net (loss)	$(7,389)	$(20,966)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(3,100)	(11,070)
Increase in related party payable	10,489	-
Income taxes payable	-	-

NET CASH USED BY OPERATING ACTIVITIES	-	(32,036)

FINANCING ACTIVITIES

Proceeds shareholder loan	-	32,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	32,200

NET INCREASE IN CASH	-	164

CASH AT BEGINNING
OF PERIOD	-	-

CASH AT END OF PERIOD	$ -	$ 164

See accompanying notes to financial statements.

LONGWEN GROUP CORP.

(f/k/a ALLIED VENTURES HOLDING CORP.)

 NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on March 8, 2017. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not generated any revenues since inception. In addition, the Company has a working capital deficit of $11,889 and an accumulated deficit of $2,679,748 as of June 30, 2017.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHAREHOLDER LOAN

The Company was advanced $10,489 by a shareholder for working capital purposes. The loan is non-interest bearing and is payable on demand.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2016

NET LOSS

We have not generated income from operations during the three month periods ended June 30, 2017 and 2016, respectively. We had a Net Loss for the quarter ended June 30, 2017 of $1,972 consisting solely of professional fees compared with a Net Loss of $4,859 for the quarter ended June 30, 2016, which consisted solely of general and administrative expenses. The decrease in the Net Loss for the current quarter is primarily attributable to a reduction in professional fees.

SIX MONTH PERIOD ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2016

Net Loss

We have not generated income from operations during the six month periods ended June 30, 2017 and 2016, respectively. We had a Net Loss for the six months ended June 30, 2017 of $7,389 consisting solely of professional fees compared with a Loss from Operations (and Net Loss) of $20,966 for the quarter ended June 30, 2016, which consisted solely of general and administrative expenses. The change is primarily due to a decrease in expenses relating to the Company’s decreased operations. The decrease in the Net Loss for the current quarter is primarily attributable to a reduction in professional fees.

Liquidity and Capital Resources

Our total assets as at June 30, 2017 and June 30, 2016, respectively, is $0.

Our working capital deficit as of June 30, 2017 is $11,889 compared with a working capital deficit as of December 31, 2016 of $4,500. The difference in working capital deficit is due to an increase in accounts payable and a shareholder loan  for the current quarterly period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,678,676 at June 30, 2017. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Warrants

As of June 30, 2017, we had no outstanding warrants.

Common Stock

As of June 30, 2017, there were 127,061 shares issued and outstanding.

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

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered equity securities were sold during the three and nine months ended June 30, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued or outstanding during the three and nine months ended June 30, 2016 or 2015.

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

LONGWEN GROUP CORP.

	By:	/s/ Xi Zhen Ye
	Name:	Xi Zhen Ye
Dated: August 9, 2017	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)