Form 10-Q
period 2017-09-30
Longwen Group Corp.
filed 2017-11-14
CIK 723533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   127,061 common shares issued and outstanding as of November 13, 2017.

LONGWEN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS.

LONGWEN GROUP CORP.
(f/k/a Allied Ventures Holding Corp.)
Condensed Balance Sheets
UNAUDITED

	September 30,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS

Cash	$-	$-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,600	$4,500
Shareholder Loan	10,939	-

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	13,539	4,500

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of September 30, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value, 733,333
shares authorized, 127,061 shares issued and outstanding
as of September 30, 2017 and December 31, 2016.	13	13
Additional paid-in capital	2,667,846	2,667,846
Accumulated deficit	(2,681,398)	(2,672,359)

Total Stockholders' Deficit	(13,539)	(4,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
(f/k/a Allied Ventures Holdings Corp. Corp.)
Condensed Statements of Operations
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

EXPENSES

General and administrative	1,650	3,710	9,039	24,676

Total Expenses	1,650	3,710	9,039	24,676

LOSS FROM OPERATIONS	(1,650)	(3,710)	(9,039)	(24,676)

LOSS BEFORE INCOME TAXES	(1,650)	(3,710)	(9,039)	(24,676)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,650)	$(3,710)	$(9,039)	$(24,676)

LOSS PER SHARE - BASIC AND DILUTED	(0.01)	(0.03)	(0.07)	(0.19)

WEIGHTED AVERAGE OUTSTAND SHARES
BASIC AND DILUTED	127,061	127,061	127,061	127,061

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
(f/k/a Allied Ventures Holding Corp.)
Condensed Statements of Cash Flows
UNAUDITED

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES

Net (loss)	$(9,039)	$(24,676)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,900)	(7,360)
Income taxes payable	-	-

NET CASH USED BY OPERATING ACTIVITIES	(10,939)	(32,036)

FINANCING ACTIVITIES

Proceeds from shareholder loan	10,939	32,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,939	32,200

NET INCREASE IN CASH	-	164

CASH AT BEGINNING
OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$164

See accompanying notes to financial statements.

LONGWEN GROUP CORP.

(f/k/a ALLIED VENTURES HOLDING CORP.)

 NOTES TO FINANCIAL STATEMENTS

AS OF September 30, 2017

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on April 12, 2017. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company evaluated accounting pronouncements issued in 2017 and determined that none applied to the Company’s financial statements and it does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not generated any revenues since inception. In addition, the Company has a working capital deficit of $13,539 and an accumulated deficit of $2,681,398 as of September 30, 2017.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHAREHOLDER LOAN

The Company was advanced $10,939 by a shareholder for working capital purposes. The loan is non-interest bearing and is payable on demand.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2016

NET LOSS

We have not generated income from operations during the three month periods ended September 30, 2017 and 2016, respectively. We had a Loss from Operations (and Net Loss) for the quarter ended September 30, 2017 of $1,650 consisting solely of professional fees compared with a Loss from Operations (and Net Loss) of $3,710 for the quarter ended September 30, 2016, which consisted solely of general and administrative expenses. The decrease in the Loss from Operations (and Net Loss) for the current quarter  is primarily attributable to a reduction in general and administrative fees.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2016

Net Loss

We have not generated income from operations during the nine month periods ended September 30, 2017 and 2016, respectively. We had a Loss from Operations (and Net Loss) for the nine months ended September 30, 2017 of $9,039 consisting solely of professional fees compared with a Loss from Operations (and Net Loss) of $24,676 for the nine months ended September 30, 2016, which consisted solely of general and administrative expenses. The decrease in the Loss from Operations (and Net Loss) for the current quarter  is primarily attributable to a reduction in general and administrative fees.

Liquidity and Capital Resources

Our total assets as at September 30, 2017 and December 31, 2016, respectively, was $0.

Our working capital deficit as of September 30, 2017 is $13,539 compared with a working capital deficit as of December 31, 2016 of $4,500. The difference in working capital deficit is due to an increase in accounts payable and a shareholder loan  for the current nine month period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,681,398 at September 30, 2017. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Warrants

As of September 30, 2017, we had no outstanding warrants.

Common Stock

As of September 30, 2017, there were 127,061 shares issued and outstanding.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered equity securities were sold during the three and nine months ended September 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued or outstanding during the three and nine months ended September 30, 2017 or 2016.

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

Dated:     November 14, 2017