Form 10-K
period 2017-12-31
Longwen Group Corp.
filed 2018-03-30
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

          Emerging Growth Company   [  ]

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 127,061 shares issued at March 19, 2018.

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

We anticipate that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company.  However, at the present, we contemplate that our majority shareholders or our sole officer and certain of their affiliates may introduce a business combination target to us.

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

Employees

At December 31, 2017, the Company did not have any employees. However, we have engaged consultants for accounting, legal, and other part-time and occasional services.

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

As an early stage company, we have a capital deficiency and limited operating resources.  As of December 31, 2017, we had no cash or any other assets. The Company needs to raise cash in order to maintain our operations.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition and/or create substantial dilution.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

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

Our need for capital will create additional risks and create potential substantial  dilution to existing shareholders.

As mentioned above, we will need to raise additional capital in the future. These capital expenditures are intended to be funded from third party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. In addition to requiring additional financing to fund expansion, the Company may require additional financing to fund working capital and operating losses in the future should the need arise. As of the date of the Report, the Company is indebted to certain affiliates in the amount of $13,412. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company's operations. The sale of additional equity securities or conversion of such outstanding debt will be dilutive to the interests of current equity holders and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

-	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

-	changes in estimates of our financial results or recommendations by securities analysts;

-	changes in market valuations of similar companies;

-	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

-	regulatory developments in Canada, United States or foreign countries;

-	litigation involving our company, our general industry or both;

-	investors’ general perception of us; and

-	changes in general economic, industry and market conditions.

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

As of December 31, 2017, we had 127,061 shares of our common stock issued and outstanding.  We are authorized to issue up to 500,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

Our common stock is considered to be a "Penny Stock," which will cause the trading of our stock to be subject to significant regulations that could adversely affect the value of our common stock.

Our common stock is a low-priced security, or a “penny stock” as defined under rules promulgated under the Exchange Act.  A stock is a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

State securities regulations may affect the transferability of our shares.  We have not registered any of our shares for sale or resale under the securities or "blue sky" laws of any state.  We do not currently plan to register or qualify our shares for sale or resale in any state.  In many states, but not all states, shareholders can generally make unsolicited sales of securities through registered broker-dealers.  Arkansas, Georgia, Illinois, Louisiana, New York, North Dakota, Ohio, Oregon and Tennessee, do not permit shareholders to make unsolicited sales of securities through broker dealers.  Persons who desire to purchase our shares in any trading market that may develop in the future should be aware that these state regulations may limit sales and purchases of our shares.  The inability to trade or sell our common stock in certain states could materially and adversely affect the public market value of our stock.

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

From time to time, certain of our stockholders may be eligible to sell their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act of 1933, as amended, subject to certain compliance requirements.  In general, under Rule 144, unaffiliated stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the applicable period preceding such sale.  Generally, once a period of six months has elapsed since the date the common stock was acquired from us or from an affiliate of ours, unaffiliated stockholders can freely sell shares of our common stock so long as the requisite conditions of Rule 144 and other applicable rules have been satisfied.  Also generally, twelve months after acquiring shares from us or an affiliate, unaffiliated stockholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings.  Any substantial sales of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock.

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

The following table represents the range of the high and low price for our Common Stock on the OTC Pink for each fiscal quarter for the last two fiscal years ending December 31, 2017, and 2016, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2018	High	Low
First Quarter	1.50	0.80

Year 2017	High	Low
First Quarter	2.10	0.00
Second Quarter	2.30	1.02
Third Quarter	2.00	1.25
Fourth Quarter	1.50	1.05

Year 2016	High	Low
First Quarter	5.48	1.88
Second Quarter	2.70	.65
Third Quarter	.82	.80
Fourth Quarter	3.55	.80

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

 Results of Operations

Results of Operations for the years ended December 31, 2017 and December 31, 2016

Net Loss

We have not generated any revenues for the fiscal years ended December 31, 2017 and 2016, respectively. We had a   Loss from Operations, consisting solely of general and administrative expenses, for the year ended December 31, 2017 of $15,664 compared with $29,340 for the year ended December 31, 2016. The decrease in the Loss  of $13,676 is primarily attributable to a reduction in general and administrative expenses.

Assets and Liabilities

Our total assets as at December 31, 2017 and December 31, 2016, respectively, are $0.

Total Current Liabilities (and Total Liabilities) were $20,164 at December 31, 2017 as compared to Total Current Liabilities (and Total Liabilities) of $4,500 at December 31, 2016. The increase of $15,664 is mainly attributable to

Increase in accounts payable and a shareholder loan.

Liquidity and Capital Resources

As of December 31, 2017 and December 31, 2016, respectively, the Company had no cash. Its working capital deficit as of December 31, 2017 was $20,164  compared with a working capital deficit of $4,500 as of December 31, 2016. The increase in working capital deficit is due to an increase in accounts payable and the advent of a shareholder loan for the current annual period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,688,023 at December 31, 2017. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

Our Plan of Operation for the Next Twelve Months

Our plan of operations for the next 12 months is to seek out new business opportunities and continue to raise capital to maintain operations.

Working Capital

While we do not have in-place working capital to fund normal business activities, we are actively seeking financing.

Contractual Obligations and Other Commercial Commitments

We currently do not have any obligations or commitments.

Warrants

As of December 31, 2017, we had no outstanding warrants.

Common Stock

As of December 31, 2017, there were 127,061 shares issued and outstanding.

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

18

securities law disclosure questions and evolving compliance standards.

19

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

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements have been examined to the extent indicated in their report by Paritz & Company, P.A. for the year ended December 31, 2017, and the year ended December 31, 2016, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-2 hereof in response to Part F/S of this Form 10-K.

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
Longwen Group Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Longwen Group Corp (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company incurred a loss of $15,664, has an accumulated deficit of 2,688,023 as of December 31, 2017, and has not generated any revenue since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2011.

Hackensack, NJ

March 24, 2018

LONGWEN GROUP CORP.
Balance Sheets

ASSETS

	December 31,	December 31,
	2017	2016

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	6,753	4,500
Shareholder Loan	13,411	-

Total Current Liabilities and Total Liabilities	20,164	4,500

STOCKHOLDERS' DEFICIT

Preferred Stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of December 31, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value, 550,000,000
shares authorized, 127,061 shares issued and outstanding
as of December 31, 2017 and December 31, 2016.	13	13
Additional paid-in capital	2,667,846	2,667,846
Accumulated Deficit	(2,688,023)	(2,672,359)

Total Stockholders' Deficit	(20,164)	(4,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

LONGWEN GROUP CORP.
Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

REVENUES	$-	$-

EXPENSES

General and administrative	15,664	29,340

Total Expenses	15,664	29,340

LOSS BEFORE INCOME TAXES	(15,664)	(29,340)

Provision for income taxes	-	-

NET LOSS	$(15,664)	$(29,340)

BASIC AND DILUTED LOSS PER SHARE	$(0.12)	$(0.23)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	127,061	127,061

The accompanying notes are an integral part of these financial statements

Statements of Stockholders' Deficit
For the Years Ended December 31, 2017 and 2016

					Total
	Common		Additional	Accumulated	Stockholders
	Stock	Par $.0001	Paid-In Capital	Deficit	Deficit

Balance, December 31, 2015	127,061	$ 13	$ 2,628,786	$ (2,643,019)	$ (14,220)

Capital contributions from officer	-	-	39,060	-	39,060

Net loss, year ended December 31, 2016	-	-	-	(29,340)	(29,340)

Balance, December 31, 2016	127,061	13	2,667,846	(2,672,359)	(4,500)

Net loss, year ended December 31, 2017	-	-	-	(15,664)	(15,664)

Balance, December 31, 2017	127,061	$ 13	$ 2,667,846	$ (2,688,023)	$ (20,164)

LONGWEN GROUP CORP.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(15,664)	$(29,340)

Changes in operating assets and liabilities:
Change in accounts payable & accrued expenses	2,253	(9,720)

Net Cash Used in
Operating Activities	(13,411)	(39,060)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from shareholder loan	13,411	-

Net Cash Provided by
Financing Activities	13,411	-

DECREASE IN CASH	-	(39,060)

CASH AT BEGINNING OF YEAR	-	39,060

CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LONGWEN GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

NOTE 1 – COMPANY BACKGROUND AND ORGANIZATION

Longwen Group Corp.,(the Company), was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada.  Since then, the Company has gone through a series of name changes including the current name change that occurred on January 23, 2015, in which the Company amended its Articles of Incorporation to change its name to Longwen Group Corp.

The Company is a “shell company” as defined Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended and is looking for a new business opportunity.

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

F-7

LONGWEN GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of December 31, 2017 and 2016, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.   We are currently evaluating the impact of the Act.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the year ended December 31, 2017, the Company incurred a loss of $15,664 The Company has an accumulated deficit of $2,688,023 as of December 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – SHAREHOLDER LOAN

The Company was advanced $13,411 by a shareholder for working capital purposes. The loan is non-interest bearing and is payable on demand.

NOTE 5 – STOCKHOLDERS’ EQUITY

 In November 2016, the Company’s president made a capital contribution of $39,060.

On or about April 5, 2016, the Company affected a 1 for 750 share reverse split of its issued and outstanding common stock. On such date, the Company’s common stock was reduced from 95,164,140 to 127,061 shares outstanding.

NOTE 6 – INCOME TAXES

The reconciliation of the federal statutory income tax rate of 34% to the Company’s effective income tax rate is as follows as of December 31, 2017 and 2016, respectively:

	2017	2016
Income tax benefit using U.S. statutory rate of 34%	5,326	10,000
Change in valuation allowance	(5,326)	(10,000)
Effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Deferred Tax Asset:
Net Operating Loss Carryforward	$5,326	$-
Valuation Allowance	(5,326)	-
Total Net Deferred Tax Asset	$-	$-

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2017. Our management has determined that, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the  quarter  ended December 31, 2017 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of December 31, 2017:

Name	Age	Position
Xi Zhen Ye	53	Chief Executive Officer and Chief Financial Officer; Director
Keith Wong	62	Chief Operating Officer

The business background description of the officers is set forth below.

Xi Zhen Ye has been the Company’s Chief Executive Officer and Chief Financial Officer since November 29, 2016. Mr. Ye, a businessman in Hangzhou, China. He has operated and invested in several local companies with notable success, including news distribution network, films, mining, energy and Chinese traditional medicine. He has a BS degree in Journalism. Mr. Ye’s business background led to the decision to appoint him to the Company’s Board of Directors. Among other considerations, Mr. Ye’s business background led to the decision to appoint him to the Company’s Board of Directors.

Keith Wong has been the Company’s Chief Operating Officer since November 29, 2016. Mr. Wong brings 27 years of experience in sales, business management, finance, manufacturing, Asian suppliers and Asian business networks. For over twelve years, Mr. Wong was the President and CEO of ATC Technology Group, which later became EastBridge Investment Group Corporation, a reporting company under the federal securities laws. Mr. Wong holds a Bachelors and Masters degree in electrical engineering from Rutgers University and Northeastern University, respectively and Advanced Management Program from Harvard University’s Business School. Mr. Wong also holds two U.S. utility patents and one U.S. design patent. Among other considerations, Mr. Wong’s business background and experience with public companies in the United States led to the decision to appoint him to the Company’s Board of Directors.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended December 31, 2017, the Board held no in-person meetings

We do not have Audit or Compensation Committees of our board of directors.  Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

The Company does not have any Committees of the Board.

ITEM 11:	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who serves as an officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total
Xi Zhen Ye(1) Chief Executive Officer and	2017/2016	0	0	0

Chief Financial Officer

Keith Wong Chief Operating Officer	2017/2016	0	0	0
G. Reed Peterson(2) Former Chief Executive Officer and	2016	0	0	0

Chief Financial Officer Harold Minsky(3) Former Chief Executive Officer and	2016	0	0	0

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

Director Compensation

For the years ended December 31, 2017 and December 31, 2016, the directors were not awarded any options or paid any cash compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2017 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below is based upon 127,061 shares of common stock issued and outstanding as of December 31, 2017. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

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

Audit Fees

The aggregate fees of Paritz & Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2017, totaled $4,522.  The aggregate fees of Paritz & Company, P.A for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2016, totaled $4,500.

Audit-Related Fees

The aggregate fees billed by Paritz & Company, P.A. for audit related services for the years ended December 31, 2017 which are not disclosed in “Audit Fees” above, were $0 and for December 31, 2016, which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2017, were $0. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2016, were $0.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended December 31, 2017 and December 31, 2016, were $0.

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

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Financial Statements Financial Statements for the years ended December 31, 2017 and 2016.

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGWEN GROUP CORP.

By:	/s/ Xi Zhen Ye
Name:	Xi Zhen Ye
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:     March 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Xi Zhen Ye
Name:	Xi Zhen Ye
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

Dated: March 23,  2018