Form 10-Q
period 2018-03-31
Longwen Group Corp.
filed 2018-05-09
CIK 723533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Large accelerated filer o	Non-accelerated filer o	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑      No o

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   127,061 common shares issued and outstanding as of May 9, 2018.

TERAFOX CORP.

QUARTERLY REPORT ON FORM 10-Q

LONGWEN GROUP CORP.
Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2018	2017

CURRENT ASSETS

Cash	$-	$-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	7,253	6,753
Stockholder Advance	13,411	13,411

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	20,664	20,164

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of March 31, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value, 550,000,000
shares authorized, 127,061 shares issued and outstanding
as of March 31, 2018 and December 31, 2017	13	13
Additional paid-in capital	2,667,846	2,667,846
Accumulated deficit	(2,688,523)	(2,688,023)

Total Stockholders' Deficit	(20,664)	(20,164)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2018	2017

REVENUES	$-	$-

EXPENSES

General and administrative	500	6,317

Total Expenses	500	6,317

LOSS FROM OPERATIONS	(500)	(6,317)

LOSS BEFORE INCOME TAXES	(500)	(6,317)

Provision for income taxes	-	-

NET LOSS	$(500)	$(6,317)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.05)

WEIGHTED AVERAGE OUTSTAND SHARES
BASIC AND DILUTED	127,061	127,061

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES

Net (loss)	$(500)	$(6,317)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	500	1,817
Accounts payable - related party	-	4,500

NET CASH USED BY OPERATING ACTIVITIES	-	-

FINANCING ACTIVITIES

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET (DECREASE) IN CASH	-	-

CASH AT BEGINNING
OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

See accompanying notes to financial statements.

LONGWEN GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

(unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed financial statements not misleading have been included. The balance sheet at December 31, 2017, has been derived from the Company’s audited financial statements as of that date.

The unaudited condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on March 31, 2018. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company evaluated accounting pronouncements issued in 2018 and determined that none applied to the Company’s financial statements and it does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not generated any revenues since inception. In addition, the Company has a working capital deficit of $20,664 and an accumulated deficit of $2,688,523 as of March 31, 2018.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKOLDER LOAN

The Company was advanced $13,411 by a shareholder to pay-off debt and for working capital purposes. The loan is non-interest bearing and is payable on demand.

NOTE 5 – SUBSEQUENT EVENTS

On May 1, 2018, Keith Wong officially resigned from Chief Operating Officer of the Company and all other posts. There was no disagreement with the Company for his resignation.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2017

Net Loss

We have not generated income from operations during the three month periods ended March 31, 2018 and 2017, respectively. We had a Loss from Operations (and Net Loss) for the quarter ended March 31, 2018 of $500 consisting solely of general and administrative fees compared with a Loss from Operations (and Net Loss) of $6,317 for the quarter ended March 31, 2017. This significant decrease was primarily due to decreases in legal and accounting fees.

.

Liquidity and Capital Resources

Our total assets as at March 31, 2018 and December 31, 2017, respectively, is $0.

Our working capital deficit as of March 31, 2018 is $20,664 compared with a working capital deficit as of December 31, 2017 of $20,164. The difference in working capital deficit is due to an increase in accounts payable and accrued expenses for the current quarterly period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,688,523 at March 31, 2018. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Warrants

As of March 31, 2018, we had no outstanding warrants.

Common Stock

As of March 31, 2018, there were 127,061 shares issued and outstanding.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2018  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:     May 9, 2018