Form 10-Q
period 2018-06-30
Longwen Group Corp.
filed 2018-08-01
CIK 723533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer,"  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑      No o

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   127,061 common shares issued and outstanding as of July 26, 2018.

LONGWEN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q

LONGWEN GROUP CORP.
Balance Sheets
(unaudited)

ASSETS
	June 30,	December 31,
	2018	2017

CURRENT ASSETS

Cash	$-	$-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	2,130	6,753
Stockholder Advance	23,188	13,411

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	25,318	20,164

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of June 30, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value, 550,000,000
shares authorized, 127,061 shares issued and outstanding
as of June 30, 2018 and December 31, 2017	13	13
Additional paid-in capital	2,667,846	2,667,846
Accumulated deficit	(2,693,177)	(2,688,023)

Total Stockholders' Deficit	(25,318)	(20,164)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

EXPENSES

General and administrative	4,654	1,972	5,154	7,389

Total Expenses	4,654	1,972	5,154	7,389

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,654)	(1,972)	(5,154)	(7,389)

Provision for income taxes	-	-	-	-

NET LOSS	$(4,654)	$(1,972)	$(5,154)	$(7,389)

LOSS PER SHARE - BASIC AND DILUTED	(0.04)	(0.02)	(0.04)	(0.06)

WEIGHTED AVERAGE OUTSTAND SHARES
BASIC AND DILUTED	127,061	127,061	127,061	127,061

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES

Net (loss)	$(5,154)	$(7,389)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,623)	(3,100)
Stockholder advance	9,777	10,489

NET CASH USED BY OPERATING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET (DECREASE) IN CASH	-	-

CASH AT BEGINNING
OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

See accompanying notes to financial statements.

LONGWEN GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2018

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on March 30, 2018. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not generated any revenues since inception. In addition, the Company has a working capital deficit of $25,318 and an accumulated deficit of $2,693,177 as of June 30, 2018.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKOLDER LOAN

The Company was advanced $23,188 by a shareholder for working capital purposes. The loan is non-interest bearing and is payable on demand.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. There have been no events that would require disclosure or adjustments to the financial statements.

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

Effective November 29, 2016, G. Reed Peterson sold  66,667 shares of common stock of the Company to Longwen Group Corp., a Grand Cayman company (“Longwen”). All of the shares held by Longwen are restricted securities.  As a result of the transactions, Mr. Petersen no longer owns any of the Company’s capital stock or securities and he and his affiliates waived all loans and other amounts due to the Company. In addition, on such date, Mr. Petersen resigned in all officer capacities from the Company, and Mr. Xi Zhen Ye, President of Longwen, was appointed a Director of the Company and President and Chief Executive Officer and Chief Financial Officer of the Company and Mr. Keith Wong was appointed Chief Operating Officer of the Company. Mr. Ye also became the sole director of the Company. On May 1, 2018, Keith Wong resigned from Chief Operating Officer of the Company and all other capacities with the Company.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2017

Net Loss

We have not generated income from operations during the three month periods ended June 30, 2018 and 2017, respectively. We had a Net Loss for the quarter ended June 30, 2018 of $4,654 consisting solely of general and administrative fees compared with a Net Loss of $1,972 for the quarter ended June 30, 2017. This increase was primarily due to an increase in accounting and legal expenses during the current quarter.

SIX MONTH PERIOD ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2017

Net Loss

We have not generated income from operations during the six month periods ended June 30, 2018 and 2017, respectively. We had a Net Loss for the six months ended June 30, 2018 of $5,154 consisting solely of general and administrative fees compared with a Net Loss of $7,389 for the quarter ended June 30, 2017. This decrease was primarily due to decrease in accounting and legal expenses during the current quarter.

Liquidity and Capital Resources

Our total assets as at June 30, 2018 and December 31, 2017, respectively, is $0.

Our working capital deficit as of June 30, 2018 is $25,318 compared with a working capital deficit as of December 31, 2017 of $20,164. The difference in working capital deficit is due to a decrease in accounts payable and accrued expenses offset by an increase in stockholder advance for the current quarterly period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,693,177 at June 30, 2018. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Warrants

As of June 30, 2018, we had no outstanding warrants.

Common Stock

As of June 30, 2018, there were 127,061 shares issued and outstanding.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2018  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered equity securities were sold during the three and six months ended June 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued or outstanding during the three and six months ended June 30, 2018 or 2017.

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

Dated:     July 31, 2018

8