Form 10-Q
period 2018-09-30
Longwen Group Corp.
filed 2018-11-15
CIK 723533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes ☑      No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   127,061 common shares issued and outstanding as of November 14, 2018.

LONGWEN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q

LONGWEN GROUP CORP.
Balance Sheets
(unaudited)

ASSETS
	September 30,	December 31,
	2018	2017

CURRENT ASSETS
Cash	$-	$-

TOTAL CURRENT ASSETS AND TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	2,130	6,753
Stockholder Advance	25,335	13,411

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	27,465	20,164

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of September 30, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value, 550,000,000
shares authorized, 127,061 shares issued and outstanding
as of September 30, 2018 and December 31, 2017	13	13
Additional paid-in capital	2,667,846	2,667,846
Accumulated deficit	(2,695,324)	(2,688,023)

Total Stockholders' Deficit	(27,465)	(20,164)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES	-	-	-	-

EXPENSES

General and administrative	2,147	1,650	7,301	9,039

Total Expenses	2,147	1,650	7,301	9,039

LOSS FROM OPERATIONS	(2,147)	(1,650)	(7,301)	(9,039)

LOSS BEFORE INCOME TAXES	-	-	-	-

Provision for income taxes	-	-	-	-

NET LOSS	$(2,147)	$(1,650)	$(7,301)	$(9,039)

LOSS PER SHARE - BASIC AND DILUTED	(0.02)	(0.01)	(0.06)	(0.07)

WEIGHTED AVERAGE OUTSTAND SHARES
BASIC AND DILUTED	127,061	127,061	127,061	127,061

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES

Net (loss)	$(7,301)	$(9,039)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,623)	(1,900)
Stockholder advance	11,924	10,939

NET CASH USED BY OPERATING ACTIVITIES	-	-

NET (DECREASE) IN CASH	-	-

CASH AT BEGINNING
OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

See accompanying notes to financial statements.

LONGWEN GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2018

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

The unaudited condensed financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on March 30, 2018. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has not generated any revenues since inception. In addition, the Company has a working capital deficit of $27,465 and an accumulated deficit of $2,695,324 as of September 30, 2018.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management is considering options in order to address the Company’s financing requirements. Those options include the possible sale of common stock and debt financing. There can be no assurance that management will be able to obtain the necessary financing needed to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKOLDER ADVANCE

The Company was advanced $25,335 by a shareholder for working capital purposes. The advance is non-interest bearing and is payable on demand.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2017

Net Loss

We have not generated income from operations during the three month periods ended September 30, 2018 and 2017, respectively. We had a Net Loss for the quarter ended September 30, 2018 of $2,147 consisting solely of general and administrative fees compared with a Net Loss of $1,650 for the quarter ended September 30, 2017. This increase was primarily due to an increase in accounting and legal expenses during the current quarter.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017

Net Loss

We have not generated income from operations during the nine month periods ended September 30, 2018 and 2017, respectively. We had a Net Loss for the nine months ended September 30, 2018 of $7,301 consisting solely of general and administrative fees compared with a Net Loss of $9,039 for the quarter ended September 30, 2017. This decrease was primarily due to decrease in accounting and legal expenses during the current quarter.

Liquidity and Capital Resources

Our total assets as at September 30, 2018 and December 31, 2017, respectively, is $0.

Our working capital deficit as of September 30, 2018 is $27,465 compared with a working capital deficit as of December 31, 2017 of $20,164. The difference in working capital deficit is due to a decrease in accounts payable and accrued expenses offset by an increase in stockholder advance for the current quarterly period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,695,324 at September 30, 2018. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Warrants

As of September 30, 2018, we had no outstanding warrants.

Common Stock

As of September 30, 2018, there were 127,061 shares issued and outstanding.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Management also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2018  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered equity securities were sold during the three and six months ended September 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

No senior securities were issued or outstanding during the three and six months ended September 30, 2018 or 2017.

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

Dated:     November 14, 2018