Form 10-K
period 2018-12-31
Longwen Group Corp.
filed 2019-04-15
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the fiscal year ended: December 31, 2018

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

          Emerging Growth Company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (60,394 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s last day of the second quarter: $48,315 ($0.80).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 127,061 shares issued at April 8, 2019.

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

Employees

At December 31, 2018, the Company did not have any employees. However, we have engaged consultants for accounting, legal, and other part-time and occasional services.

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
ZiXhen Ye-Chief Executive Officer

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

As an early stage company, we have a capital deficiency and limited operating resources.  As of December 31, 2018, we had no cash or any other assets. The Company needs to raise cash in order to maintain our operations.  Even if we are able to obtain third party financing, the terms and condition of financing could have a material adverse affect on our business, results of operations, liquidity and financial condition and/or create substantial dilution.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

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

As mentioned above, we will need to raise additional capital in the future. These capital expenditures are intended to be funded from third party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. In addition to requiring additional financing to fund expansion, the Company may require additional financing to fund working capital and operating losses in the future should the need arise. As of the date of the Report, the Company is indebted to certain affiliates in the amount of $13,411. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company's operations. The sale of additional equity securities or conversion of such outstanding debt will be dilutive to the interests of current equity holders and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

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

As of December 31, 2018, we had 127,061 shares of our common stock issued and outstanding.  We are authorized to issue up to 500,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

Not Applicable.

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

The following table represents the range of the high and low price for our Common Stock on the OTC Pink for each fiscal quarter for the last two fiscal years ending December 31, 2018, and 2017, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2019	High	Low
First Quarter	2.50	1.00

Year 2018	High	Low
First Quarter	1.50	0.80
Second Quarter	1.00	0.80
Third Quarter	3.40	0.80
Fourth Quarter	3.55	0.80

Year 2017	High	Low
First Quarter	2.10	0.00
Second Quarter	2.30	1.02
Third Quarter	2.00	1.25
Fourth Quarter	1.50	1.05

(1)

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

The above stock quotations have not been adjusted to reflect the 750 to 1 reverse stock split which occurred on or about April 5, 2016.

Holders

As of the date of this Report there are 127,061 shares of common stock issued and outstanding and 175 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

 Results of Operations

Results Of Operations For The Year Ended December 31, 2018 Compared With The Year Ended  December 31, 2017

Net Loss

We have not generated any revenues for the fiscal years ended December 31, 2018 and 2017, respectively. We had a   net loss consisting solely of general and administrative expenses, for the year ended December 31, 2018 of $10,820 compared with $15,664 for the year ended December 31, 2017. The decrease was primarily due to a decrease in accounting and legal expenses during the current year.

Liquidity and Capital Resources

Our total assets as at December 31, 2018 and December 31, 2018, respectively, are $0.

Our working capital deficit as of December 31, 2018 is $30,984 compared with a working capital deficit as of December 31, 2017 of $20,164. The difference in working capital deficit is due to a decrease in accounts payable and accrued expenses offset by an increase in stockholder advance for the current annual period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the Company’s accumulated deficit of $2,698,843 at December 31, 2018. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Warrants

As of December 31, 2018, we had no outstanding warrants.

Common Stock

As of December 31, 2018, there were 127,061 shares issued and outstanding.

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

18

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

19

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

Our financial statements have been examined to the extent indicated in their report by Prager Metis CPAs, LLC for the year ended December 31, 2018, and Paritz & Company P.A. for the year ended December 31, 2017, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-2 hereof in response to Part F/S of this Form 10-K.

20

LONGWEN GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Longwen Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Longwen Group Corp (the “Company”) as of December 31, 2018 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company incurred a loss of $9,523, has an accumulated deficit of 2,697,546 as of December 31, 2018, and has not generated any revenue since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Paritz & Company

We have served as the Company’s auditor since 2011.

Hackensack, NJ

Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Longwen Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Longwen Group Corp. (the Company) as of December 31, 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company incurred a loss of $10,820, has an accumulated deficit of 2,698,843 as of December 31, 2018, and has not generated any revenue since inception. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.

Hackensack, NJ

April 12, 2019

LONGWEN GROUP CORP.
BALANCE SHEET

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Assets (all current)	-	-
	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	3,860	6,753
Stockholder Advance	27,124	13,411

Total Liabilities (all current)	30,984	20,164

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 50,000,000
shares authorized, no shares issued and outstanding
as of December 31, 2018 and 2017	-	-
Common stock, $0.0001 par value, 550,000,000
shares authorized, 127,061 shares issued and outstanding
as of December 31, 2018 and 2017	13	13
Additional paid-in capital	2,667,846	2,667,846
Accumulated deficit	(2,698,843)	(2,688,023)

Total Stockholders' Deficit	(30,984)	(20,164)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

REVENUES	$-	$-

EXPENSES
General and administrative expenses	10,820	15,664
Total Expenses	10,820	15,664

LOSS BEFORE INCOME TAXES	(10,820)	(15,664)	#

Provision for income taxes	-	-
NET LOSS	$(10,820)	$(15,664)

LOSS PER SHARE - BASIC AND DILUTED	(0.09)	(0.12)

WEIGHTED AVERAGE OUTSTAND SHARES
BASIC AND DILUTED	127,061	127,061

See accompanying notes to financial statements.

LONGWEN GROUP CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(10,820)	$(15,664)

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,893)	2,253
Related party payable	13,713	13,411

NET CASH USED BY OPERATING ACTIVITIES	-	-

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	$-	$-
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
See accompanying notes to financial statements.

LONGWEN GROUP CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common	Par	Additional	Accumulated	Stockholders
	Shares	Value	Paid-In Capital	Deficit	Deficit

Balance at December 31, 2016	127,061	13	2,667,846	(2,672,359)	(4,500)

Net loss	-	-	-	(15,664)	(15,664)

Balance at December 31, 2017	127,061	13	2,667,846	(2,688,023)	(20,164)

Net loss	-	-	-	(10,820)	(10,820)

Balance at December 31, 2018	127,061	$ 13	$ 2,667,846	$ (2,698,843)	$ (30,984)
See accompanying notes to financial statements.

LONGWEN GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

NOTE 1 – COMPANY BACKGROUND AND ORGANIZATION

Longwen Group Corp. (the Company) was incorporated on March 31, 1980, under the laws of the State of California as Expertelligence, Inc. On June 26, 2006, the Company reincorporated in Nevada.  Since then, the Company has gone through a series of name changes including the current name change that occurred on January 23, 2015, in which the Company amended its Articles of Incorporation to change its name to Longwen Group Corp.

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

As of December 31, 2018 and 2017, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We do not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the year ended December 31, 2018, the Company incurred a net loss of $10,820.  The Company had an accumulated deficit of $2,698,843 as of December 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – SHAREHOLDER  ADVANCE

As of December 31, 2018 and 2017, the Company had stockholder advances of $27,124 and $13,411 by a shareholder for working capital purposes. The loan is interest-free, unsecured and due on demand.

NOTE 5 – INCOME TAXES

The reconciliation of the federal statutory income tax rate of 34% and 21% to the Company’s effective income tax rate is as follows as of December 31, 2018 and 2017, respectively:

	Years Ended December 31,
	2018	2017
Income tax benefit using U.S. statutory rate of 21% & 34%	$ 2,272	$ 5,326
Change in valuation allowance	(2,272)	(5,326)
Income tax expense	-	-

The components of the Company’s deferred tax asset are as follows as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Deferred Tax Asset:
Net Operating Loss Carryforward	$ 7,598	$ 5,326
Valuation Allowance	(7,598)	(5,326)
Net Deferred Tax Asset	$ -	$ -

Due to the changes in ownership of the Company that occurred on November 29, 2016, approximately $2,700,000 in net operating loss carryforwards (computed in accordance with IRS section 382) were lost for future taxable income. In addition, losses incurred

LONGWEN GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

NOTE 5 – INCOME TAXES (CONTINUED)

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

The Company has not filed 2012, 2013, 2014, 2015, 2016 and 2017-income tax returns. The Company’s tax returns are subject to examination by the federal tax authorities for years 2012 through 2017.

NOTE 6 – SUBSEQUENT EVENTS

On February 15, 2019, the Company completed the acquisition and registration of all of common stock of Hangzhou Longwen Management Co., Ltd (“Hangzhou Longwen”), a limited liability company in the People’s Republic of China (the “PRC”). The Company acquired Hangzhou Longwen from a third party seller for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Longwen became the Company’s wholly owned subsidiary. Hangzhou Longwen had no assets or liabilities as of the date of the acquisition.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2018. Our management has determined that, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the  quarter  ended December 31, 2018 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of December 31, 2018:

Name	Age	Position
Xi Zhen Ye	53	Chief Executive Officer and Chief Financial Officer; Director
Lizhou Lu	55	Director

The business background description of the officers is set forth below.

Xi Zhen Ye has been a Director and the Company’s Chief Executive Officer and Chief Financial Officer since November 29, 2016. Mr. Ye, a businessman in Hangzhou, China. He has operated and invested in several local companies with notable success, including news distribution network, films, mining, energy and Chinese traditional medicine. He has a BS degree in Journalism. Mr. Ye’s business background led to the decision to appoint him to the Company’s Board of Directors. Among other considerations, Mr. Ye’s business background led to the decision to appoint him to the Company’s Board of Directors. Mr. Ye also is the Chief Executive Officer,  Chief Financial Officer and a director of WO Group, Inc., a reporting company under the federal securities laws.

Lizhou Lu was appointed a director of the Company on August 22, 2018. Mr. Lu currently is the Chief Executive Officer of Chongzhou Zhoucai Auto Parts Co. Ltd., located in Chongzhou City, China. He has occupied that position since July 2013. Mr. Lu has numerous years of management experience, including organizational operations and based on this experience, the Company determined to appoint Mr. Lu to its Board of Directors. Mr. Lu has a Master’s Degree in Nanjin Naval Command College in 2002. Mr. Lu also is a Director of WO Group, Inc., a reporting company under the federal securities laws.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended December 31, 2018, the Board held no in-person meetings

We do not have Audit or Compensation Committees of our board of directors.  Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

The Company does not have any Committees of the Board.

ITEM 11:	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who serves as an officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total
Xi Zhen Ye(1) Chief Executive Officer and	2018/2017/2016	0	0	0

Chief Financial Officer

Keith Wong(2) Former Chief Operating Officer	2018/2017/2016	0	0	0
G. Reed Peterson(3) Former Chief Executive Officer and	2016	0	0	0
Chief Financial Officer Harold Minsky(4) Former Chief Executive Officer and	2016	0	0	0

Chief Financial Officer

(1). Mr. Ye was appointed in such officer capacities on November 29, 2016.

(2). Mr. Wong was an officer in such capacity from January 21, 2016 until May 1, 2017, when he resigned.

(3). Mr. Peterson was an officer in such capacities from January 21, 2016 until November 29, 2016, when he resigned.

(4). Mr. Minsky was an officer in such capacities from January 14, 2014 until January 21, 2016, when he resigned.

Until formal agreements are entered into by the respective parties, Mr. Ye serves as the sole officer of the Company at no cost to the Company.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

For the years ended December 31, 2018 and December 31, 2017, the directors were not awarded any options or paid any cash compensation.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2018 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below is based upon 127,061 shares of common stock issued and outstanding as of December 31, 2018. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned
Longwen Group Corp. (1)	66,667	52.4%
Officers and Directors
Xi Zhen Ye (1)	66,667	52.4%
Lizhon Lu	0	0%
All directors and executive officers as a group (3 persons)	66,667	52.4%

(1) Longwen Group Corp, is a Cayman company, and Mr. Ye beneficially owns 63% of the capital stock of Longwen Group Corp., and is the sole officer of Longwen Group Corp. Mr. Ye is deemed the beneficial owner of such shares.

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

Audit Fees

The aggregate fees of Prager Metis CPAs LLC for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2018, totaled $5,500.  The aggregate fees of Paritz & Company P.A, the former auditor, for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2017, totaled $6,500.

Audit-Related Fees

Audit-related services consist of fees for assurance and related services that are reasonably related to performance of the audit of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed by Paritz & Company, P.A and Prager Metis CPAs, LLC, respectively, for audit-related services rendered during the last two fiscal years.

Tax Fees

The aggregate fees billed by Prager Metis CPAs LLC for tax compliance for the year ended December 31, 2018, were $0. The aggregate fees billed by Paritz & Company, P.A for tax compliance for the year ended December 31, 2017, were $0.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended December 31, 2018 and December 31, 2017, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Prager Metis CPAs LLC during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence.

All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Financial Statements Financial Statements for the years ended December 31, 2018 and 2017.

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGWEN GROUP CORP.

By:	/s/ Xi Zhen Ye
Name:	Xi Zhen Ye
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:     April 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Xi Zhen Ye
Name:	Xi Zhen Ye
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director

By:	/s/ Lizhon Lu
Name:	Lizhon Lu
Title:	Director

Dated: April 15, 2019