Form 10-K/A
period 2018-12-31
Longwen Group Corp.
filed 2019-04-16
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends and restates in its entirety the Form 10-K is filed yesterday on April 15, 2019 (“Original Filing”). The Original Filing inadvertently excluded the XBRL information. This amendment includes the XBRL information and no other changes were made, apart from the signature dates, which were changed to today’s date.

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

Dated:     April 16, 2019

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

Dated: April 16, 2019