Form 10-Q
period 2022-06-30
Longwen Group Corp.
filed 2022-08-12
CIK 723533

-44444444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-11596

LONGWEN GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	95-3506403
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

RM 219, No. 25, Caihe Rd

Shangcheng Dist., Hangzhou, Zhejiang Province, China

(Address of Principal Executive Office)

+86 0571 -87099979

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2022, the registrant had 65,762,808 shares of common stock outstanding.

Longwen Group Corp.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2022

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer Longwen Group Corp., a Nevada corporation.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGWEN GROUP CORP.

LONGWEN GROUP CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,917	$—
Prepaid expenses	93,859	—
Total current assets	102,776	—

Equipment, net	6,924	—
Goodwill	993	—
TOTAL ASSETS	$110,693	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Commercial loan	$12,250	$12,250
Shareholder loans	78,086	—
Accrued interest	1,550	1,300
Total current liabilities	91,886	13,550

TOTAL LIABILITIES	91,886	13,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 65,762,808 and 65,127,061 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6,577	6,513
Additional paid-in capital	18,452,007	18,261,346
Accumulated deficit	(18,437,679)	(18,281,409)
Accumulated other comprehensive loss	(2,098)	—
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	18,807	(13,550)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$110,693	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGWEN GROUP CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Consulting service income	$6,808	$—	$7,979	$—

Operating Expenses
Professional expenses	46,555	3,750	81,335	3,750
Selling, general and administrative expenses	73,062	2,750	82,802	2,750

Total operating expenses	(119,617)	(6,500)	(164,137)	(6,500)

Loss from operations	(112,809)	(6,500)	(156,158)	(6,500)

Other income (expenses):
Interest expense	(203)	(125)	(328)	(250)
Loss on debt settlement	—	(15,593,500)	—	(15,593,500)
Other income (expense), net	(8)	—	216	—
Total other expense, net	(211)	(15,593,625)	(112)	(15,593,750)

Net loss before income tax	(113,020)	(15,600,125)	(156,270)	(15,600,250)
Income tax expense	—	—	—	—

Net loss	$(113,020)	$(15,600,125)	(156,270)	(15,600,250)

Other comprehensive loss
Foreign currency translation loss	(2,580)	—	(2,098)	—

Total other comprehensive loss	(2,580)	—	(2,098)	—

Comprehensive loss	$(115,600)	$(15,600,125)	(158,368)	(15,600,250)

Weighted average shares outstanding:
Basic and diluted	65,704,692	2,269,918	65,438,590	1,210,394

Earnings per share:
Basic and diluted	$(0.00)	$(6.87)	(0.00)	(12.89)

The accompanying notes are an integral part of these consolidated financial statements

LONGWEN GROUP CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(156,270)	$(15,600,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	730	—
Share issuances for debt settlement	—	15,600,000
Changes in operating assets and liabilities:
Prepaid expense	(93,859)	—
Accrued interest	250	250
Due to a shareholder	—	—
Net cash used in operating activities	(249,149)	—

Cash flows from investing activities:
Purchase of equipment	(7,957)	—
Cash obtained from business acquisition	7	—
Net cash used in investing activities	(7,950)	—

Cash flows from financing activities:
Proceeds from shareholder loans	82,107	—
Proceeds from share issuance	190,725	—
Net cash provided by financing activities	272,832	—

Effect of exchange rate changes on cash and cash equivalents	(6,816)	—
Net increase in cash and cash equivalents	8,917	—

Cash and cash equivalents, beginning balance	—	—
Cash and cash equivalents, ending balance	$8,917	—

Supplemental Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Acquisition of Hangzhou Longwen Enterprise Management with shareholder loan	$993	$—

The accompanying notes are an integral part of these financial statements

  LONGWEN GROUP CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s (Deficit) Equity

Balance December 31, 2021	—	$—	65,127,061	$6,513	$18,261,346	$(18,281,409)	—	$(13,550)

Issuance of common stock	—	—	635,747	$64	190,661	—	—	190,725
Other comprehensive loss	—	—	—	—	—	—	(2,098)	(2,098)
Net loss	—	—	—	—	—	(156,270)	—	(156,270)
Balance June 30, 2022	—	$—	65,762,808	$6,577	$18,452,007	$(18,437,679)	(2,098)	$18,807

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s (Deficit) Equity
Balance December 31, 2020	—	$—	127,061	$13	$2,667,846	$(2,680,909)	—	$(13,050)

Issuance of common stock for debt settlement	—	—	65,000,000	6,500	15,593,500	—	—	15,600,000
Net loss	—	—	—	—	—	(15,600,250)	—	(15,600,250)
Balances, June 30, 2021	—	$—	65,127,061	$6,513	$18,261,346	$(18,281,159)	—	$(13,300)

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGWEN GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Longwen Group Corp. (the “Company”), was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005.  On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect the current name change of Longwen Group Corp with trading symbol of “LWLW”.

On or about April 5, 2016, the Company affected a 1 for 750 share reverse split of its issued and outstanding common stocks and reduced to 127,061 shares outstanding. Effective November 29, 2016, 66,667 shares of common stock of the Company were transferred to Longwen Group Corp., a Cayman Island company (“Longwen Cayman”). All of the shares held by Longwen Cayman are restricted securities.  As a result of the transactions, Mr. Xizhen Ye, President of Longwen Cayman, was appointed as a sole Director of the Company, and President and Chief Executive Officer and Chief Financial Officer of the Company. On August 22, 2018, Mr. Lizhong Lu was appointed as a director of Board.

From August 2018 to June 2021, the Company continued to seek for new business opportunities in order to increase its value of the common stock. However, due to the impact of the Covid-19 pandemic, the progress was delayed and the business goal was not successfully achieved.

On June 9, 2021, Anthony Lombardo (“Lombardo”) filed an Application for Appointment of Custodian (“Application”) with the Eighth Judicial District Court in Nevada to request the custodianship of the Company due to the Company’s non-response and late filing with the State of Nevada. On June 24, 2021, a hearing was held on this Application, where Lombardo was named temporary custodian of the Company. Subsequently after Lombardo’s custodianship, Deanna Johnson was appointed as the CEO, CFO and Secretary of the Company. On September 1, 2021, Deanna Johnson appointed Joseph Passalaqua (“Joseph”) as CEO, CFO and Secretary and resigned from all positions in the Company, On October 25, 2021, Mr. Xizhen Ye (“Ye”), the ex-officer and director of the Company prior to Lombardo’s custodianship, and Longwen Cayman, filed a motion to dissolve custodianship (“Motion”) with the Eighth Judicial District Court of Nevada State. Pursuant to the Settlement Agreement entered on January 12, 2022, by Longwen Cayman, Mr. Ye, Lombardo, Joseph and Deanna Johnson regarding Lombardo’s custodianship, Mr. Ye and Mr. Lizhong Lu were reinstated as the officer and directors of the Company, and 65,000,000 common stocks of the Company was transferred from Joseph to Mr. Ye on February 9, 2022. Further on February 17, 2022, the Eighth Judicial District Court officially terminated Lombardo’s custodianship over the Company.

On February 23, 2022, the Company entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Longwen Enterprise Management Co., Ltd. (“Hangzhou Longwen”), a wholly foreign-owned enterprise (“WOFE”) in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Longwen became the Company’s wholly owned subsidiary in the PRC. Hangzhou Longwen was originally registered on January 4, 2012 and has minimum operations since its inception. The Company recognize $993 goodwill upon consummated the acquisition. The purpose of the Company’s acquisition for Hangzhou Longwen is to seek potential merger and acquisition targets in both China and other countries in Asia.

On March 15, 2022, Hangzhou Longwen entered into a Consulting Service Agreement (the “Service Agreement”) with Yunnan Yusu Import and Export Trading Co., Ltd (China) (“Yunnan Yusu”), pursuant to which, Hangzhou Longwen will provide a series of consulting services to Yunnan Yusu, including to assist in the preparation of jadeite sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with jadeite business negotiation and business website maintenance.

Currently, the Company’s revenues are mainly derived from the consulting services with Yunnan Yusu, which totaled $7,979 for the six months ended June 30, 2022. The Company is also seeking other potential merger and acquisition targets in both China and other countries in Asia.

LONGWEN GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary as described in Note 1. All significant intercompany transactions and balances have been eliminated in the consolidation.

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.

Foreign Currency Transactions

The Company’s consolidated financial statements are presented in U.S. dollars ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiary is RMB. The resulting translation adjustments are reported under other comprehensive loss in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 220 (“ASC 220”), “Reporting Comprehensive Income”. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income (loss). Monetary assets and liabilities denominated in foreign currency are translated at the functional currency using the rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations and other comprehensive income (loss).

The Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated other comprehensive loss. The exchange rate used for financial statements are as follows:

	Average Rate for the three months ended June 30,				Average Rate for the Six months ended June 30,
	2022		2021		2022		2021
China yuan (RMB)	RMB	6.6102	RMB	-	RMB	6.4748	RMB	-
United States dollar ($)		$1.0000		$-		$1.0000		$-

	Exchange Rate at
	June 30, 2022		December 31, 2021
China yuan (RMB)	RMB	6.6981	RMB	-
United States dollar ($)		$1.0000		$-

LONGWEN GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised products or services, in an amount that reflects the consideration expected to be received in exchange for those products or services. The Company follows the five-step model prescribed under Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. Revenues are presented net of any sales or value added taxes collected from customers and remitted to the government.

The Company’s consulting revenues consist of the delivery of focused insights and recommendations that assist customer with their challenges in developing and executing strategies around jadeite trade business, valuation of jadeite materials and the customer’s financial reporting. The consulting service provided are fixed-fee arrangements that are generally in one year term. The Company has concluded that each contract represents a single performance obligation as each is a single promise to deliver a customized engagement and deliverable. For the majority of these services, either practically or contractually, the work performed and delivered to the customer has no alternative use to the Company. Additionally, the Company maintains an enforceable right to payment at all times throughout the contract.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Accounting Standards Issued but Not Yet Adopted

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, (FASB ASC Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts, rather than the “incurred loss” model. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. The effective date of ASU No. 2016-13 for smaller reporting companies is postponed to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on its financial position and results of operations.

There were other updates recently issued. The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the six months ended June 30, 2022, the Company incurred a net loss of $156,270. The Company had an accumulated deficit of $18,437,679 as of June 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to acquire and achieve business with profitable operations, generate cash from operating activities and obtain additional financing. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2022 and December 31, 2021, prepaid expenses and other current assets comprised as follows:

	June 30, 2022	December 31, 2021

Prepaid OTC market fee	$1,167	$—
Prepaid consulting fee	79,083
Prepaid rent and parking lot	13,609	—
Total	$93,859	$—

NOTE 5 – EQUIPMENT, NET

As of June 30, 2022 and December 31, 2021, equipment consisted of the following:

	June 30, 2022	December 31, 2021

Equipment	$7,639	$-
Less: accumulated depreciation	(715)	-
Total equipment, net	$6,924	$-

Depreciation expenses were $715 and $nil for the six months ended June 30, 2022 and 2021, respectively, which was included in selling, general and administrative expenses. Depreciation expenses were $572 and $nil for the three months ended June 30, 2022 and 2021, respectively.

LONGWEN GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – COMMERCIAL LOAN

The Company’s commercial loan consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Loan with a third-party lender; the loan bears a fixed interest at $500 annum and matures on December 31, 2022	$12,250	$12,250
Total loans	12,250	12,250
Less: current portion of long-term loans	(12,250)	(12,250)
Total long-term loans	$—	$—

On December 31, 2019, the Company entered into a loan agreement of $12,250 with a third-party individual with three-year term. The borrowing bears interest of $300 at the effective date of the contract and fixed rate at $500 per annum, which matures on December 31, 2022. The loan will be paid off in a single payment of the outstanding balance of principal and accrued interest on or before the expiration date of the loan agreement.

As of June 30, 2022 and December 31, 2021, the outstanding balances of the borrowing were $12,250 and $12,250, and the interest payables were $1,550 and $1,300, respectively.  Total interest expenses for the loan were $125 and $125, respectively, for the three months ended June 30, 2022 and 2021. Total interest expenses for the loan were $250 and $250, respectively, for the six months ended June 30, 2022 and 2021.

NOTE 7 – INCOME TAX

As of June 30, 2022 and December 31, 2021, the Company has incurred an accumulated net loss of approximately $18.4 million and $18.3 million which resulted in a net operating loss for income tax purposes. NOLs can carry forward indefinitely up to offset 80 percent of taxable income after CARES Act effect on December 31, 2017. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Significant components of the deferred tax assets and liabilities for income taxes as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Deferred tax assets
Net operating loss carry-forward	$38,119	$5,302
Total	$38,119	$5,302
Valuation allowance	(38,119)	(5,302)
Net deferred tax assets - noncurrent	$—	$—

Reconciliation of income tax provision and the accounting profit multiplied by U.S. federal income tax rate for the three and six months ended June 30, 2022 and December 31, 2021:

	Three Months Ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Income (loss) at 21% statutory tax rate	$(23,734)	$(26)	$(32,817)	$(52)

Increase (decrease) in income taxes resulting from:
Net operating loss carry forward	—	—	—
Change in valuation allowance	23,734	26	32,817	52
	$—	$—	$—	$—

LONGWEN GROUP CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On June 28, 2021, the Company issued 65,000,000 shares of common stock to Joseph to retire $6,500 loan borrowed.

In March 2022, the Company sold 386,955 shares of common stock to fifteen non-U.S. investors at $0.30 per share. Total $116,087 was received for 386,955 shares common stocks subscribed in March 2022. Between April 1 and May 31, 2022, the Company sold 248,792 shares of common stock to twenty-six investors for a total amount of $74,638. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022, the Company borrowed total $82,107 from the President of the Company for its normal business operations and the acquisition of Hangzhou Longwen. The borrowing is non-interest-bearing, unsecured and due on demand. As of June 30, 2022 and December 31, 2021, the balance of the loan due to our President was $78,088 and $nil, respectively. The difference of $4,021 was due to the fluctuation of foreign exchange rates.

NOTE 10 – CONTINGENCIES

On June 9, 2021, Anthony Lombardo (“Lombardo”) filed an Application for Appointment of Custodian (“Application”) with the Eighth Judicial District Court in Nevada to request the custodianship of the Company due to the Company’s non-response and late filing with the State of Nevada. On June 24, 2021, a hearing was held on this Application, where Lombardo was named temporary custodian of the Company. Subsequently after Lombardo’s custodianship, Deanna Johnson and Joseph Passalaqua (“Joseph”) were designated as the CEO, CFO and Secretary of the Company in June and September 2021, respectively.

On October 25, 2021, Mr. Xizhen Ye (“Ye”), the ex-officer and director of the Company prior to Lombardo’s custodianship, and Longwen Cayman, filed a motion to dissolve custodianship (“Motion”) with the Eighth Judicial District Court of Nevada State. Pursuant to the Settlement Agreement entered on January 12, 2022, by Longwen Cayman, Mr. Ye, Lombardo, Joseph and Deanna Johnson regarding Lombardo’s custodianship, Mr. Ye and Mr. Lizhong Lu were reinstated as the officer and directors of the Company, and 65,000,000 common stocks of the Company was transferred from Joseph to Mr. Ye on February 9, 2022. Further on February 17, 2022, the Eighth Judicial District Court officially terminated Lombardo’s custodianship over the Company.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements

Overview

Longwen Group Corp. (the “Company”), was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005.  On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect the current name change of Longwen Group Corp with trading symbol of “LWLW”.

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

Effective November 29, 2016, G. Reed Peterson sold 66,667 shares of common stock of the Company to Longwen Group Corporation (Cayman Island), a Cayman Island company (“Longwen Cayman”). All of the shares held by Longwen Cayman are restricted securities.  As a result of the transactions, Mr. Petersen no longer owns any of the Company’s capital stock or securities and he and his affiliates waived all loans and other amounts due to the Company. In addition, on such date, Mr. Petersen resigned in all officer capacities from the Company, and Mr. Xizhen Ye, President of Longwen Cayman, was appointed as a sole Director of the Company and President and Chief Executive Officer and Chief Financial Officer of the Company. On August 22, 2018, Mr. Lizhong Lu was appointed as a director of Board.

From August 2018 to June 2021, the Company continued to seek for new business opportunities in order to increase its value of the common stock. However, due to the impact of the Covid-19 pandemic, the progress was delayed and the business goal was not successfully achieved.

On June 9, 2021, Anthony Lombardo (“Lombardo”) filed an Application for Appointment of Custodian (“Application”) with the Eighth Judicial District Court in Nevada to request the custodianship of the Company due to the Company’s non-response and late filing with the State of Nevada. On June 24, 2021, a hearing was held on this Application, where Lombardo was named temporary custodian of the Company. Subsequently after Lombardo’s custodianship, Deanna Johnson was appointed as the CEO, CFO and Secretary of the Company. On September 1, 2021, Deanna Johnson appointed Joseph Passalaqua (“Joseph”) as CEO, CFO and Secretary and resigned from all positions in the Company, On October 25, 2021, Mr. Xizhen Ye (“Ye”), who was the officer and director of the Company prior to Lombardo’s custodianship, and Longwen Group Corporation, a Cayman Island corporation, filed a Motion to Dissolve Custodianship (“Motion”) with the Eighth Judicial District Court of Nevada State. On January 12, 2022, in accordance with a Settlement Agreement regarding Lombardo’s custodianship, Mr. Ye was reinstated his positions as the officer and director of the Company, along with the reinstatement of the other Company’s director, Lizhong Lu, who was also in place prior to Lombardo’s custodianship. On February 9, 2022, pursuant to the Settlement Agreement, Joseph transferred 65,000,000 common stocks of the Company owned by him to Mr. Ye. On February 17, 2022, the Eighth Judicial District Court formally dismissed Lombardo’s custodianship for the Company.

On February 23, 2022, the Company entered into an Acquisition Agreement with a third-party individual to to acquire the 100% ownership of Hangzhou Longwen Enterprise Management Co., Ltd. (“Hangzhou Longwen”), a wholly Foreign-Owned Enterprise (“WOFE”) in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Longwen became the Company’s wholly owned subsidiary in the PRC. Hangzhou Longwen was originally registered on January 4, 2012 and has minimum operations since its inception and the Company recognize $993 goodwill as a result of the business acquisition.

On March 15, 2022, Hangzhou Longwen entered into a Consulting Service Agreement (the “Service Agreement”) with Yunnan Yusu Import and Export Trading Co., Ltd (China) (“Yunnan Yusu”), pursuant to which, Hangzhou Longwen will provide a series of consulting services to Yunnan Yusu, including to assist in the preparation of jadeite sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with jadeite business negotiation and business website maintenance.

Results of Operation for the three months ended June 30, 2022 and 2021

During the three months ended on June 30, 2022, the Company generated $6,808 of revenue from its consulting services with Yunnan Yusu Import and Export Trading Co., Ltd (China) (“Yunnan Yusu”) compared to $0 revenue for the period of the same quarter of year 2021. During the three months ended June 30, 2022 and 2021, the Company incurred general and administrative and professional expenses of $46,555 and $6,500, respectively. The professional expenses for the three months ended June 30, 2022 mainly included auditing fee, consulting expenses and financial advisor fees. The net loss was ($113,020) and ($15,600,125) for the three months ended on June 30, 2022 and 2021, respectively. The net loss of ($15,600,125) for the three months ended June 30, 2021 was mainly due to the loss on debt settlement which occurred on June 28, 2021.

Results of Operation for the six months ended June 30, 2022 and 2021

During the six months ended on June 30, 2022, the Company generated $7,979 of revenue from its consulting services with Yunnan Yusu Import and Export Trading Co., Ltd (China) (“Yunnan Yusu”) compared to $0 revenue for the six months ended on June 30, 2021. During the six months ended June 30, 2022 and 2021, the Company incurred professional expenses of $81,335 and $nil, respectively. The professional expenses for the six months ended June 30, 2022 mainly included auditing fee, consulting expenses and financial advisor fees. The net loss was ($156,270) and ($15,600,250) for the six months ended on June 30, 2022 and 2021, respectively. The net loss of ($15,600,125) for the six months ended June 30, 2021 was mainly due to the loss on debt settlement which occurred on June 28, 2021.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of ($18,437,679) and $(18,281,409), respectively. As of June 30, 2022, we had cash of $8,917 and working capital of $10,890. As of December 31, 2021, we had cash of $nil and a working capital deficit of ($13,550). The increase in the working capital was primarily due to the fund received from our private placement to individual investors.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically cash outflow from operating activities, operating losses, accumulated deficit and other adverse key financial ratios.

Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds from the majority shareholder and the President of the Company to eliminate inefficiencies in order to meet its anticipated cash requirements. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies are discussed in further detail in the notes to the unaudited financial statements appearing elsewhere in this 10-Q report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective in timely alerting them to material information relating to Longwen Group Corp. required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGWEN GROUP CORP.

Date: August 12, 2022	/s/ Xizhen Ye
Xizhen Ye, President
(Principal Executive Officer)

Date: August 12, 2022	/s/ Xizhen Ye
Xizhen Ye, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

