Form 10-Q
period 2022-09-30
Longwen Group Corp.
filed 2022-11-03
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

(Address of Principal Executive Office)

+86 0571 -85128985

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

As of November 2, 2022, the registrant had 69,529,707 shares of common stock outstanding.

LONGWEN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGWEN GROUP CORP.

LONGWEN GROUP CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$272,098	$—
Prepaid expenses and others	83,071	—
Total current assets	355,169	—

Property and equipment, net	269,030	—
Goodwill	993	—
TOTAL ASSETS	$625,192	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Commercial loans	$209,059	$12,250
Shareholder loans	80,883	—
Accrued interest	1,675	1,300
Total current liabilities	291,617	13,550

TOTAL LIABILITIES	291,617	13,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 69,290,927 and 65,127,061 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6,929	6,513
Additional paid-in capital	18,804,465	18,261,346
Accumulated deficit	(18,477,976)	(18,281,409)
Accumulated other comprehensive income	157	—
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	333,575	(13,550)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$625,192	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022

Consulting service income	$11,328	$—	$19,307	$—

Operating Expenses
Professional expenses	30,011	—	111,346	3,750
Selling, general and administrative expenses	21,379	—	104,181	2,750

Total operating expenses	51,390	—	215,527	6,500

Loss from operations	(40,062)	—	(196,220)	(6,500)

Other income (expenses):
Interest expense	(124)	(125)	(375)	(375)
Loss on debt settlement	—	—	—	(15,593,500)
Other income, net	(111)	—	28	—
Total other expense, net	(235)	(125)	(347)	(15,593,875)

Net loss before income tax	(40,297)	(125)	(196,567)	(15,600,375)
Income tax expense	—	—	—	—

Net loss	$(40,297)	$(125)	$(196,567)	(15,600,375)

Other comprehensive income
Foreign currency translation gain	2,255	—	157	—

Comprehensive loss	$(38,042)	$(125)	$(196,410)	(15,600,375)

Weighted average shares outstanding:
Basic and diluted	65,936,163	65,127,061	65,606,270	22,746,109

Loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.69)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(196,567)	$(15,600,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,328	—
Loss on debt settlement by issuance of common stock	—	15,593,500
Changes in operating assets and liabilities:
Prepaid expense	(81,280)	—
Accrued interest and other payable	375	6,875

Net cash used in operating activities	(276,144)	—

Cash flows from investing activities:
Purchase of equipment	(7,753)	—
Cash obtained from business acquisition	7	—
Net cash used in investing activities	(7,746)	—

Cash flows from financing activities:
Proceeds from shareholder loans	86,741	—
Proceeds from commercial loans	287,876	—
Repayment of commercial loan	(75,757)
Proceeds from share issuance	278,357	—
Net cash provided by financing activities	577,217	—

Effect of exchange rate changes on cash and cash equivalents	(21,229)	—
Net increase in cash and cash equivalents	272,098	—

Cash and cash equivalents, beginning balance	—	—
Cash and cash equivalents, ending balance	$272,098	—

Supplemental Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Acquisition of Hangzhou Longwen Enterprise Management with shareholder loan	$993	$—
Acquisition of property by issuance of common stocks	$265,178	$—
Common stock issued for debt settlement	$—	$15,600,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  LONGWEN GROUP CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance June 30, 2022	—	—	65,762,808	6,577	18,452,007	(18,437,679)	(2,098)	18,807
Issuance of common stock for cash	—	—	876,339	87	87,545	—	—	87,632
Issuance of common stock for property	—	—	2,651,780	265	264,913	—	—	265,178
Other comprehensive income	—	—	—	—	—	—	(2,255)	(2,255)
Net loss	—	—	—	—	—	(40,297)	—	(40,297)
Balance September 30, 2022	—	—	69,290,927	$6,929	$18,804,465	$(18,477,976)	$157	$333,575

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance December 31, 2021	—	$—	65,127,061	$6,513	$18,261,346	$(18,281,409)	—	$(13,550)
Issuance of common stock	—	—	386,955	39	116,048	—	—	116,087
Issuance of common stock	—	—	248,792	25	74,613	—	—	74,638
Issuance of common stock for cash	—	—	876,339	87	87,545	—	—	87,632
Issuance of common stock for property	—	—	2,651,780	265	264,913	—	—	265,178
Other comprehensive income	—	—	—	—	—	—	157	157
Net loss	—	—	—	—	—	(196,567)	—	(196,567)
Balance September 30, 2022	—	—	69,290,927	$6,929	$18,804,465	$(18,477,976)	$157	$333,575

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
Balance June 30, 2021	—	—	65,127,061	6,513	18,261,346	(18,281,159)	—	(13,300)
Net loss	—	—	—	—	—	(125)	—	(125)
Balance September 30, 2021	—	$—	65,127,061	$6,513	$18,261,346	$(18,281,284)	$—	$(13,425)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit

Balance December 31, 2020	—	$—	127,061	$13	$2,667,846	$(2,680,909)	$—	$(13,050)
Issuance of common stock for debt settlement	—	—	65,000,000	6,500	15,593,500	—	—	15,600,000
Net loss	—	—	—	—	—	(15,600,375)	—	(15,600,125)
Balance September 30, 2021	—	$—	65,127,061	$6,513	$18,261,346	$(18,281,284)	$—	$(13,425)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Longwen Group Corp. (the “Company”) was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005.  On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect the current name change of Longwen Group Corp with trading symbol of “LWLW”.

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

On March 15, 2022, Hangzhou Longwen entered into a Consulting Service Agreement with Yunnan Yusu Import and Export Trading Co., Ltd (China) (“Yunnan Yusu”), pursuant to which, Hangzhou Longwen will provide a series of consulting services to Yunnan Yusu, including to assist in the preparation of jadeite sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with jadeite business negotiation and business website maintenance.

On September 2, 2022, Hangzhou Longwen entered into a Consulting Service Agreement with Linhai Dingji Auto Service Co., Ltd (China) (“Linhai Dingji”), pursuant to which, Hangzhou Longwen will provide a series of consulting services to Linhai Dingji, including to assist in the preparation of member sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with auto parts business negotiation and auto parts valuation.

On September 5, 2022, Hangzhou Longwen entered into a Consulting Service Agreement with Linhai Aodiluo Ecotourism Development Co., Ltd (China) (“Linhai Aodiluo”), pursuant to which, Hangzhou Longwen will provide a series of consulting services to Linhai Aodiluo, including to assist in the preparation of member sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with ecotourism business negotiation and business website content publicity.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary as described in Note 1. All significant intercompany transactions and balances have been eliminated in the consolidation.

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

	Average Rate for the three months ended September 30,				Average Rate for the nine months ended September 30,
	2022		2021		2022		2021
China yuan (RMB)	RMB	6.8506	RMB	-	RMB	6.6001	RMB	-
United States dollar ($)		$1.0000		$-		$1.0000		$-

	Exchange Rate at
	September 30, 2022		December 31, 2021
China yuan (RMB)	RMB	7.1135	RMB	-
United States dollar ($)		$1.0000		$-

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the nine months ended September 30, 2022, the Company incurred a net loss of $196,567. The Company had an accumulated deficit of $18,477,976 as of September 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2022 and December 31, 2021, prepaid expenses and other current assets comprised as follows:

	September 30, 2022	December 31, 2021

Prepaid consulting fee	$76,895	$—
VAT defer tax Assets	2,108	—
Prepaid rent and parking lot	4,068	—
Total	$83,071	$—

NOTE 5 – EQUIPMENT, NET

As of September 30, 2022 and December 31, 2021, equipment consisted of the following:

	September 30, 2022	December 31, 2021

Equipment	$7,193	$—
Property	263,070	—
Less: accumulated depreciation	(1,233)	—
Total property and equipment, net	$269,030	$—

On September 28, 2022, the Company closed an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the close date of $265,178. The office space is intended for internal use.

Depreciation expenses were $1,316 and $nil for the nine months ended September 30, 2022 and 2021, respectively, which was included in selling, general and administrative expenses. The difference with accumulated depreciation was due to exchange difference of $83. Depreciation expenses were $581 and $nil for the three months ended September 30, 2022 and 2021, respectively.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMERCIAL LOANS

The Company’s commercial loans consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Loan with a third-party lender; the loan bears a fixed interest at $500 per annum and matures on December 31, 2022	$12,250	$12,250
Loan with a third-party lender; unsecure, non-interest-bearing, and due on demand	196,809	—
Total loans	209,059	12,250
Less: current portion	(209,059)	(12,250)
Total non-current portion	$—	$—

On December 31, 2019, the Company entered into a loan agreement of $12,250 with a third-party individual with three-year term. The borrowing bears interest of $300 at the effective date of the contract and fixed rate at $500 per annum, which matures on December 31, 2022. The loan will be paid off in a single payment of the outstanding balance of principal and accrued interest on or before the expiration date of the loan agreement. As of September 30, 2022 and December 31, 2021, the outstanding balances of the borrowing were $12,250 and $12,250, and the interest payables were $1,675 and $1,300, respectively.  Total interest expenses for the loan were $125 and $125, respectively, for the three months ended September 30, 2022 and 2021. Total interest expenses for the loan were $375 and $375, respectively, for the nine months ended September 30, 2022 and 2021.

On September 30, 2022, Hangzhou Longwen borrowed a total of $267,097 (RMB1,900,000) from a third party for a potential business property acquisition. However, the transaction was terminated, Hangzhou Longwen repaid $70,288 (RMB 500,000) to the third party on September 30, 2022 and the remaining balance of 196,809 (RMB 1,400,000) on October 2022. The borrowing is non-interest-bearing, unsecured and due on demand.

NOTE 7 – INCOME TAX

As of September 30, 2022 and December 31, 2021, the Company has incurred an accumulated net loss of approximately $18.5 million and $18.3 million which resulted in a net operating loss for income tax purposes. NOLs can carry forward indefinitely up to offset 80 percent of taxable income after CARES Act effect on December 31, 2017. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Significant components of the deferred tax assets and liabilities for income taxes as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Deferred tax assets
Net operating loss carry-forward	$515,505	$474,226
Total	$515,505	$474,226
Valuation allowance	(515,505)	(474,226)
Net deferred tax assets - noncurrent	$—	$—

Reconciliation of income tax provision and the accounting profit multiplied by U.S. federal income tax rate for the three and nine months ended September 30, 2022 and December 31, 2021:

	Three Months Ended September 30,		Six Months ended September 30,
	2022	2021	2022	2021
Income (loss) at 21% statutory tax rate	21%	21%	21%	21%
Taxable difference	4%	—	4%	—
Nontaxable items	—	—	—	—
GULTI tax	—	—	—	—
Others	—	—	—	—
Valuation allowance	-25%	-21%	-25%	-21%
	0%	0%	0%	0%

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On June 28, 2021, the Company issued 65,000,000 shares of common stock with a total fair value of $15,600,000, to Joseph to retire $6,500 loan borrowed resulting in a loss on debt settlement of $15,593,500.

During the nine-month ended September 30, 2022, the Company sold 635,747 and 876,339 shares of common stock to forty-five non-U.S. investors at $0.30 and $0.10 per share, respectively. Total $27,357 was received for total 1,512,086 shares of common stocks subscribed. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On September 28, 2022, the Company and its subsidiary, Hangzhou Longwen closed an Assets Sales and Purchase Agreement with a third-party seller to acquire an office suite located in Hangzhou, China by issuing 2,651,780 shares of common stock of the Company, $0.10 per share with a total value of $265,178 (Note 5).

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022, the Company borrowed total $80,883 from the President of the Company for its normal business operations and the acquisition of Hangzhou Longwen. The borrowings are non-interest-bearing, unsecured and due on demand. As of September 30, 2022 and December 31, 2021, the balance of the loan due to our President was $80,883 and $nil, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no other subsequent events or transactions, except disclosed below and the one in Note 6, that require recognition or disclosures in the consolidated financial statements:

On October 11, 2022, the Company and its subsidiary, Hangzhou Longwen entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Yusu Trading Co., Ltd. (“HZYS”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated HZYS became Hangzhou Longwen’s wholly owned subsidiary in the PRC. HZYS was originally registered on April 20, 2020 and has minimum operations since its inception.

The Company sold 238,780 shares of common stock to two non-U.S. investors at $0.10 per share with a total $23,878 subscription received in October 2022. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Longwen Group Corp. (the “Company”) was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005.  On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect the current name change of Longwen Group Corp with trading symbol of “LWLW”.

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

On March 15, 2022, Hangzhou Longwen entered into a Consulting Service Agreement with Yunnan Yusu Import and Export Trading Co., Ltd (China) (“Yunnan Yusu”), pursuant to which, Hangzhou Longwen will provide a series of consulting services to Yunnan Yusu, including to assist in the preparation of jadeite sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with jadeite business negotiation and business website maintenance.

On September 2, 2022, Hangzhou Longwen entered into a Consulting Service Agreement with Linhai Dingji Auto Service Co., Ltd (China) (“Linhai Dingji”), pursuant to which, Hangzhou Longwen will provide a series of consulting services to Linhai Dingji, including to assist in the preparation of member sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with auto parts business negotiation and auto parts valuation.

On September 5, 2022, Hangzhou Longwen entered into a Consulting Service Agreement with Linhai Aodiluo Ecotourism Development Co., Ltd (China) (“Linhai Aodiluo”), pursuant to which, Hangzhou Longwen will provide a series of consulting services to Linhai Aodiluo, including to assist in the preparation of member sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with ecotourism business negotiation and business website content publicity.

Results of operation for the three months ended September 30, 2022 and 2021

During the three months ended on September 30, 2022, the Company generated $11,328 of revenue from its consulting services compared to $nil revenue for the period of the same quarter of year 2021. During the three months ended September 30, 2022 and 2021, the Company incurred general and administrative and professional expenses of $51,390 and $nil, respectively. The professional expenses for the three months ended September 30, 2022 of $30,011 mainly included auditing fee, consulting expenses and financial advisor fees. The net loss was $40,297 and $125 for the three months ended on September 30, 2022 and 2021, respectively. The increase in net loss in the current quarter was mainly due to the increase of selling, general and administrative and professional expenses as a result of the business operations in Hangzhou Longwen, as well as to be compliant with the filing requirements of the Securities and Exchange Commission and OTC Markets as a public company.

Results of operation for the nine months ended September 30, 2022 and 2021

During the nine months ended on September 30, 2022, the Company generated $19,307 of revenue from its consulting services compared to $nil revenue for the nine months ended September 30, 2021. During the nine months ended September 30, 2022 and 2021, the Company incurred general and administrative and professional expenses of $215,527 and $6,500, respectively. The professional expenses of $111,346 for the nine months ended September 30, 2022 mainly included auditing fee, consulting expenses and financial advisor fees. The net loss was $196,540 and $15,600,375 for the nine months ended on September 30, 2022 and 2021, respectively. The net loss of $15,600,375 for the nine months ended September 30, 2021 was mainly due to the loss on debt settlement by issuance of common stock which occurred on June 28, 2021.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $18,477,976 and $18,281,409, respectively. As of September 30, 2022, we had cash of $272,098 and working capital of $63,552. As of December 31, 2021, we had cash of $nil and a working capital deficit of $13,550. The increase in the working capital was primarily due to the fund received from our private placement to individual investors and loans received.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LONGWEN GROUP CORP.

Date: November 3, 2022	/s/ Xizhen Ye
Xizhen Ye, President
(Principal Executive Officer)

Date: November 3, 2022	/s/ Xizhen Ye
Xizhen Ye, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

