Form 10-K
period 2022-12-31
Longwen Group Corp.
filed 2023-03-29
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-11596

LONGWEN GROUP CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	95-3506403
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

RM 219, No. 25, Caihe Rd

Shangcheng Dist., Hangzhou, Zhejiang Province, China

(Address of principal executive offices) (Zip Code)

+86 0571 - 85128985

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.0001

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act []

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2022 the last business day of the Company’s most recently completed second fiscal quarter was $ 5,523,091 based on the closing price of $0.51 per share, as reported on the OTC Markets.

As of March 28, 2023, there were 79,108,925 shares of Common Stock, $0.0001 par value, outstanding.

LONGWEN GROUP CORP. FORM 10-K TABLE OF CONTENTS

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

Unless expressly indicated or the context requires otherwise, the terms “Longwen” “Company,” “we,” “us,” and “our” in this document refer to Longwen Group Corp., a Nevada corporation.

ii

PART I

Item 1. Description of Business.

Organization and Corporate History

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

From August 2018 to June 2021, the Company was seeking potential business mergers and acquisitions in order to increase its value of the common stock. However, due to the impact of the Covid-19 pandemic, the progress was delayed and the target was not successfully achieved.

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

On March 3, 2023, Hangzhou Longwen established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc.

The following diagram illustrates our corporate structure as of March 27, 2023.

•	Longwen Group Corp., a Nevada holding company, was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005.
•	Hangzhou Longwen Enterprise Management Co., Ltd. (“Hangzhou Longwen” or the “WOFE”), a wholly foreign-owned enterprise established in the PRC on January 4, 2012, and now is 100% directly owned by Longwen Group Corp.
•	On October 11, 2022, the Company and its subsidiary, Hangzhou Longwen entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Yusu Trading Co., Ltd. ("HZYS"), a limited liability company in Hangzhou, the People's Republic of China (the "PRC"). Upon consummated, HZYS became Hangzhou Longwen's wholly owned subsidiary in the PRC. HZYS was originally registered on April 20, 2020 and has minimum operations since its inception.
•	On March 3, 2023, Hangzhou Longwen established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc.

General Business Plan

The Company’s primary objective is to engage in project development and management and to provide consulting services in culture fields, including antique project promotion and development, traditional magazine project cooperation and development, the marketing and development of audio and visual products and etc. Moreover, during the fourth quarter of 2022, the Company also entered into the E-commerce market and the aquaculture product field. We expect the sales of our online store and the aquaculture products will grow in the year of 2023.

1.	On March 15, 2022, Hangzhou Longwen, the Company’s 100% controlled subsidiary, entered into a Consulting Service Agreement (the “Service Agreement”) with Yunnan Yusu Import and Export Trading Co., Ltd (China) (“Yunnan Yusu”). Pursuant to the Service Agreement, Hangzhou Longwen will provide a series of consulting services to Yunnan Yusu including to assist in the preparation of jadeite sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with jadeite business negotiation and business website maintenance.

2.	On September 2, 2022, Hangzhou Longwen entered into a Consulting Service Agreement with Linhai Dingji Auto Service Co., Ltd (China) (“Linhai Dingji”), pursuant to which, Hangzhou Longwen will provide a series of consulting services to Linhai Dingji, including to assist in the preparation of member sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with auto parts business negotiation and auto parts valuation.

3.	On September 5, 2022, Hangzhou Longwen entered into a Consulting Service Agreement with Linhai Aodiluo Ecotourism Development Co., Ltd (China) (“Linhai Aodiluo”), pursuant to which, Hangzhou Longwen will provide a series of consulting services to Linhai Aodiluo, including to assist in the preparation of member sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with ecotourism business negotiation and business website content publicity. The service agreement was terminated in December 2022 due to the company dissolvement of Linhai Aodiluo.

4.	In December 2022, the Company’ subsidiary, HZYS, worked with a third-party platform developer, formally launched our online store, Huanyumeiyuan Mall (the “HYMY”), through Tencent’s Wechat platform. During our trail operation, we have total sales of USD $1,788.

5.	In December 2022, the Company’ subsidiary, HZYS, entered into an aquaculture product purchase and sales agreements, which HZYS acted as an agent among the agreements. HZYS recognized net income of $2,931 for the transactions occurred in the month of December 2022. On March 3, 2023, Hangzhou Longwen established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. We expect the aquaculture product sales will become another important section of the Company’s total revenue in the year of 2023.

Sales and Marketing

During the year 2022, our main revenues are mainly derived from the consulting services with Yunnan Yusu, which totaled $36,418 for the year ended December 31, 2022. Our President, Mr. Ye is an excellent industry professional in the cultural projects management and development field for more than 20 years. We believe he has the wealth of experience and contacts to help the Company to expand our business from the culture market

 Competition

The culture market is highlight competitive and many traditional cultural typed companies may provide more services and platforms that we do currently. In order to successfully compete in our industry, we will need to:

•	Retain more valuable professionals of the cultural market;

•	Raise funds to support our business plan;

•	Set up an effective platform to promote our business strategy;

However, there can be no assurance that even if we do these things, we will be able to compete effectively with the other companies in our industry. We believe that we have the required management expertise in the cultural industry with good marketing strategy and compatible service package.

Government Regulations

Our wholly owned subsidiary, Hangzhou Longwen, HZYS and HWF, are incorporated and operating in mainland China. Hangzhou Longwen, HZYS and HWF have received all permission required to obtain from Chinese authorities to operate its current business in China, including Business License and Bank Account Open Permits.

Intellectual Property

We own no intellectual property as of December 31, 2022.

Employees

As of March 27, 2022, we have ten employees in the PRC. Meanwhile, we have also engaged accounting, legal counsel, consultant and other part-time and occasional services.

Our board has two members at present. Mr. Xizhen Ye is our CEO, President, CFO, Secretary and a Director. Mr. Lizhong Lu is also a Director of the Company. Mr. Ye is full-time to lead the Company’s affairs.

Reports to Security Holders

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0000723533.

Item 1A. Risk Factors.

An investment in our common stock is highly speculative and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this Form 10-K before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Risks Related to Doing Business in the People’s Republic of China (“PRC”)

Because all of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

•	Delay or impede our development;

•	Result in negative publicity or increase our operating costs;

•	Require significant management time and attention; and

•	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could reduce revenues, increase costs and require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our common stock.

Furthermore, if the PRC government determines that our corporate structure does not comply with PRC regulations, or if these regulations change or are interpreted different in the future, our securities may decline in value or become worthless if the determinations, changes or interpretations result in our inability to assert control over the assets of our PRC subsidiaries that accordingly conduct all or substantially all of our operations.

If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. PRC has recently adopted new rules that requires companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over China-based internet giants. Pursuant to the Measures for Cybersecurity Review (2021 version) which was promulgated and took effect on February 15, 2022, any “online platform operators” controlling personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review.

Our business mainly belongs to the consulting services of cultural industry in China at present, which does not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry.. Based on the advice of our PRC legal counsel, Zhejiang TaoTeng Law Firm (“Zhejiang Taoteng”) in their legal opinion dated on August 4, 2022, and our understanding of currently applicable PRC laws and regulations, as of the date of this Form 10-K, our common stock, listing and trading of our common stock on the over-the-counter stock market or public offering in the U.S. is not subject to the review or any prior approval of the Cyberspace Administration of China (the “CAC”) , the China Securities Regulatory Commission (the “CRSC”) or any other PRC governmental agency. Uncertainties still exist, however, due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CRSC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

If the Chinese government were to impose new requirements for approval from the PRC Authorities to issue our common stock to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

As of the date of Form 10-K, we (1) are not required to obtain any approval from any PRC authorities, including the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China (the “CAC”) or any other PRC governmental agency to issue our common stock to foreign investors and list on a foreign exchange, (2) are not subject to permission requirements from the CSRC, the CAC or any other entity that is required to approve of our PRC subsidiary’s operations, and (3) have not received or were denied such approval or permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiary, will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings, including this registration statement. As of the date of this Form 10-K, we have not received any inquiry, notice, warning, sanctions or regulatory objection to this registration statement from the CSRC, the CAC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”, and collectively with the Draft Administrative Provisions, the “Draft Rules Regarding Overseas Listing”), which stipulate that Chinese-based companies, or the issuer, shall fulfill the filing procedures after the issuer makes an application for initial public offering and listing in an overseas market, and certain overseas offering and listing such as those that constitute a threat to or endanger national security, as reviewed and determined by competent authorities under the State Council in accordance with law, may be prohibited under the Draft Rules Regarding Overseas Listing. On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which will come into effect on March 31, 2023. According to the Trial Measures, among other requirements, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures with the CSRC; if a domestic company fails to complete the filing procedures, such domestic company may be subject to administrative penalties; and (2) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and such filings shall be submitted to the CSRC within three business days after the submission of the overseas offering and listing application. On the same day, the CSRC also held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which clarifies that (1) on or prior to the effective date of the Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filing before the completion of their overseas offering and listing; (2) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, but have not completed the indirect overseas listing; if domestic companies fail to complete the overseas listing within such six-month transition period, they shall file with the CSRC according to the requirements; (3) the CSRC will solicit opinions from relevant regulatory authorities and complete the filing of the overseas listing of companies with contractual arrangements which duly meet the compliance requirements, and support the development and growth of these companies; and (4) domestic companies that are already listed on overseas exchanges by or before March 31, 2023 are not required to make any filings with CSRC unless they raise additional equity financing.

As of the date of this Form 10-K, neither we nor any of the PRC subsidiaries have been subject to any investigation, or received any notice, warning, or sanction from the CSRC or other applicable government authorities related to our listing. If we are required to file with the CSRC for our future offering, there is no assurance that we can complete such filing in a timely manner or even at all. Any failure by us to comply with such filing requirements may result in an order to rectify, warnings and fines against us and could materially hinder our ability to offer or continue to offer our securities.

PRC regulations relating to investments in foreign companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries or limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits.

As an U.S. holding company of our PRC subsidiaries, we may make loans to our PRC subsidiaries or may make additional capital contributions to our PRC subsidiaries, subject to satisfaction of applicable governmental registration and approval requirements.

Any loans we extend to our PRC subsidiaries, which are treated as foreign-invested enterprises under PRC law, cannot exceed the statutory limit and must be registered with the local counterpart of the State Administration of Foreign Exchange (“SAFE”).

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, which replaces the previous SAFE Circular 75. SAFE Circular 37 requires PRC residents, including PRC individuals and PRC corporate entities, to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we may make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, are required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE to reflect any material change. If any PRC resident shareholder of such SPV fails to make the required registration or to update the registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. In February 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound direct investments, including those required under SAFE Circular 37, must be filed with qualified banks instead of SAFE. Qualified banks should examine the applications and accept registrations under the supervision of SAFE. We have used our best efforts to notify PRC residents or entities who directly or indirectly hold shares in our U.S. holding company and who are known to us as being PRC residents to complete the foreign exchange registrations. However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. We cannot assure you that all other shareholders or beneficial owners of ours who are PRC residents or entities have complied with, and will in the future make, obtain or update any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiary, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, and limit our PRC subsidiary’s ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Furthermore, as these foreign exchange and outbound investment related regulations are relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. We cannot assure you that we have complied or will be able to comply with all applicable foreign exchange and outbound investment related regulations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from our future offering and to fund our PRC may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may impact us to make loans or additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any funds we transfer to our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises, or FIEs, in China, capital contributions to our PRC subsidiary are subject to the approval of or filing with the Ministry of Commerce, or MOFCOM or its local branches and registration with a local bank authorized by the State Administration of Foreign Exchange, or SAFE. In addition, any medium or long-term loan to be provided by us to our PRC operating subsidiaries, must be registered with certain authorities. If we fail to complete such registrations, our ability to use the proceeds of our future offering and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

On March 30, 2015, the SAFE promulgated the Circular on Reforming the Management Approach Regarding the Foreign Exchange Capital Settlement of Foreign-Invested Enterprises, or SAFE Circular 19, which took effect as of June 1, 2015. SAFE Circular 19 launched a nationwide reform of the administration of the settlement of the foreign exchange capitals of FIEs and allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capital for expenditure beyond their business scopes, providing entrusted loans or repaying loans between nonfinancial enterprises. The SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, effective in June 2016. Pursuant to SAFE Circular 16, enterprises registered in China may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. SAFE Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in China. SAFE Circular 16 reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, while such converted Renminbi shall not be provided as loans to its non-affiliated entities. As this circular is relatively new, there remains uncertainty as to its interpretation and application and any other future foreign exchange related rules. Violations of these Circulars could result in severe monetary or other penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to use Renminbi converted from loans or capital contributions of the Company to fund our PRC operating subsidiary, to invest in or acquire any other PRC companies through our PRC Subsidiary, which may adversely affect our business, financial condition and results of operations.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

Substantially all of our assets and operations are located in the PRC. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in the PRC generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over the PRC’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in the PRC, in the policies of the Chinese government or in the laws and regulations in the PRC could have a material adverse effect on the overall economic growth of the PRC. Such developments could adversely affect our business and operating results, lead to a reduction in demand for our consulting services and adversely affect our competitive position. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect our business and operating results.

Non-compliance with labor-related laws and regulations of the PRC may have an adverse impact on our financial condition and results of operation.

We have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance to designated government agencies for the benefit of our employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and its implementing rules that became effective in September 2008 and was amended in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations. We believe our current practice complies with the Labor Contract Law and its amendments. However, the relevant governmental authorities may take a different view and impose fines on us.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we cannot assure you that our employment practice does not and will not violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement could be unpredictable, with little advance notice. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

Our subsidiaries, Hangzhou Longwen, HZYS and HWF are formed under and governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference, but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties and sudden changes, sometimes with little advance notice. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Furthermore, if China adopts more stringent standards with respect to certain areas such as environmental protection or corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions in our operations. Certain areas of the law, including intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the National People’s Congress of China (SCNPC) issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the SCNPC passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On June 10, 2021, the SCNPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits. The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

On August 20, 2021, the SCNPC promulgated the PRC Personal Information Protection Law, which will take effect in November 2021. The Personal Information Protection Law provides that any entity involving processing of personal information (“Personal Information Processer”)shall take various measures to prevent the disclosure, modification or losing of the personal information processed by such entity, including, but not limited to, formulating a related internal management system and standard of operation, conducting classified management of personal information, taking safety technology measures to encrypt and de-identify the processed personal information, providing regular safety training and education for staff and formulating a personal information safety emergency accident plan. The Personal Information Protection Law further provides that a Personal Information Processer shall conduct a prior evaluation of the impact of personal information protection before the occurrence of various situations, including, but not limited to, processing of sensitive personal information (personal information that, once leaked or illegally used, may lead to discrimination against an individual or serious harm to an individual’s personal or property safety, including information on an individual’s ethnicity, religious beliefs, personal biological characteristics, medical health, financial accounts, personal whereabouts), using personal information to make automated decisions and providing personal information to any overseas entity.

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security (draft for public comments) and accepted public comments until December 13, 2021. The draft Regulations on Network Data Security provide that data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year. On December 28, 2021, the Measures for Cybersecurity Review (2021 version) was promulgated and took effect on February 15, 2022, which iterates that any “online platform operators” controlling personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. As advised by our PRC legal counsel, Zhejiang TaoTeng, we are not among the “operator of critical information infrastructure” or “data processor” as mentioned above. The Company, through Hangzhou Longwen, is to engage in project development and to provide consulting services in culture fields in China, and neither the Company nor its subsidiary is engaged in data activities as defined under the Personal Information Protection Law, which includes, without limitation, collection, storage, use, processing, transmission, provision, publication and deletion of data. In addition, neither the Company nor its subsidiary is an operator of any “critical information infrastructure” as defined under the PRC Cybersecurity Law and the Security Protection Measures on Critical Information Infrastructure. However, Measures for Cybersecurity Review (2021 version) was recently adopted and the Regulations on Network Data Security (draft for comments) is in the process of being formulated and the Opinions remain unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities.

There remains uncertainties as to when the final measures will be issued and take effect, how they will be enacted, interpreted or implemented, and whether they will affect us. If we inadvertently conclude that the Measures for Cybersecurity Review (2021 version) do not apply to us, or applicable laws, regulations, or interpretations change and it is determined in the future that the Measures for Cybersecurity Review (2021 version) become applicable to us, we may be subject to review when conducting data processing activities, and may face challenges in addressing its requirements and make necessary changes to our internal policies and practices. We may incur substantial costs in complying with the Measures for Cybersecurity Review (2021 version), which could result in material adverse changes in our business operations and financial position. If we are not able to fully comply with the Measures for Cybersecurity Review (2021 version), our ability to offer or continue to offer securities to investors may be significantly limited or completely hindered, and our securities may significantly decline in value or become worthless.

The CSRC has released the Trial Administrative Measures of Overseas Securities Offering and Listing by domestic companies and five guidelines, which will come into effect on March 31, 2023. The Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our common stock to investors and could cause the value of our common stock to significantly decline or become worthless

On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Comments) (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”, and collectively with the Draft Administrative Provisions, the “Draft Rules Regarding Overseas Listing”), which stipulate that Chinese-based companies, or the issuer, shall fulfill the filing procedures after the issuer makes an application for initial public offering and listing in an overseas market, and certain overseas offering and listing such as those that constitute a threat to or endanger national security, as reviewed and determined by competent authorities under the State Council in accordance with law, may be prohibited under the Draft Rules Regarding Overseas Listing. On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which will come into effect on March 31, 2023. According to the Trial Measures, among other requirements, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures with the CSRC; if a domestic company fails to complete the filing procedures, such domestic company may be subject to administrative penalties; and (2) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and such filings shall be submitted to the CSRC within three business days after the submission of the overseas offering and listing application. On the same day, the CSRC also held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which clarifies that (1) on or prior to the effective date of the Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filing before the completion of their overseas offering and listing; (2) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, but have not completed the indirect overseas listing; if domestic companies fail to complete the overseas listing within such six-month transition period, they shall file with the CSRC according to the requirements; (3) the CSRC will solicit opinions from relevant regulatory authorities and complete the filing of the overseas listing of companies with contractual arrangements which duly meet the compliance requirements, and support the development and growth of these companies; and (4) domestic companies that are already listed on overseas exchanges by or before March 31, 2023 are not required to make any filings with CSRC unless they raise additional equity financing.

As of the date of this Form 10-K, neither we nor any of the PRC subsidiaries have been subject to any investigation, or received any notice, warning, or sanction from the CSRC or other applicable government authorities related to our listing or this Form 10-K. If we are required to file with the CSRC for our future offering, there is no assurance that we can complete such filing in a timely manner or even at all. Any failure by us to comply with such filing requirements may result in an order to rectify, warnings and fines against us and could materially hinder our ability to offer or continue to offer our securities.

In addition, if the PRC government authorities later promulgate new rules or explanations requiring that we obtain their approvals for filings, registrations or other kinds of authorizations for an offering, there is no assurance that we can obtain the approval, authorizations, or complete required procedures or other requirements in a timely manner, or at all, or obtain a waiver of the requisite requirements if and when procedures are established to obtain such a waiver.

We are a holding company and will rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stocks.

We are a holding company and conduct substantially all of our business through our PRC subsidiaries. We may rely on dividends to be paid by our PRC subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our PRC subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under PRC laws and regulations, our PRC directly owned subsidiary, Hangzhou Longwen, may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. The reserve fund is not distributable as cash dividends.

Our PRC subsidiaries generate primarily all of their revenue in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their Renminbi revenues to pay dividends to us. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law, or EIT, and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of our PRC subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Because our business is conducted in RMB and the price of our common stock is quoted in United States dollars, changes in currency conversion rates may affect the value of your investments.

Our business is conducted in the PRC, our books and records are maintained in RMB, which is the currently of the PRC, and the financial statements that we file with the SEC and provide to our shareholders are presented in United States dollars. Changes in the exchange rate between the RMB and dollar affect the value of our assets and the results of our operations in United States dollars. The value of the RMB against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and perceived changes in the economy of the PRC and the United States. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar, and the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. Since June 2010, the Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. On November 30, 2015, the Executive Board of the International Monetary Fund (IMF) completed the regular five-year review of the basket of currencies that make up the Special Drawing Right, or the SDR, and decided that with effect from October 1, 2016, Renminbi is determined to be a freely usable currency and will be included in the SDR basket as a fifth currency, along with the U.S. dollar, the Euro, the Japanese yen and the British pound. In the fourth quarter of 2016, the Renminbi depreciated significantly in the backdrop of a surging U.S. dollar and persistent capital outflows of China.

This depreciation halted in 2017, and the RMB appreciated approximately 7% against the U.S. dollar during this one-year period. The Renminbi in 2018 depreciated approximately by 5% against the U.S. dollar. Starting from the beginning of 2019, the Renminbi has depreciated significantly against the U.S. dollar again. In early August 2019, the PBOC set the Renminbi’s daily reference rate at RMB7.0039 to US$1.00, the first time that the exchange rate of Renminbi to U.S. dollar exceeded 7.0 since 2008. With the development of the foreign exchange market and progress towards interest rate liberalization and Renminbi internationalization, the PRC government may in the future announce further changes to the exchange rate system, and we cannot assure you that the Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the Renminbi and the U.S. dollar in the future.

There remains significant international pressure on the Chinese government to adopt a flexible currency policy to allow the Renminbi to appreciate against the U.S. dollar. Significant revaluation of the Renminbi may have a material and adverse effect on your investment. Substantially all of our revenues and costs are denominated in Renminbi. Any significant revaluation of Renminbi may materially and adversely affect our revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our net revenues in RMB. Under our current corporate structure, our Company in the United States relies on dividend payments from our PRC subsidiary to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. Therefore, our PRC subsidiary is able to pay dividends in foreign currencies to us without prior approval from SAFE, subject to the condition that the remittance of such dividends outside of the PRC complies with certain procedures under PRC foreign exchange regulation, such as the overseas investment registrations by the beneficial owners of our Company who are PRC residents. But approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

In light of the flood of capital outflows of China in 2016 due to the weakening RMB, the PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Under the PRC Enterprise Income Tax Law, or the EIT Law, we may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

The EIT Law and its implementing rules provide that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. The implementing rules promulgated under the EIT Law define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. In April 2009, the State Administration of Taxation, or SAT, issued the Circular on Issues Concerning the Identification of Chinese-Controlled Overseas Registered Enterprises as Resident Enterprises in accordance with the Actual Standards of Organizational Management, known as Circular 82, which has provided certain specific criteria for determining whether the “de facto management bodies” of a PRC-controlled enterprise that is incorporated offshore is located in China. However, there are no further detailed rules or precedents governing the procedures and specific criteria for determining “de facto management body.” Although our board of directors and management are located in the PRC, it is unclear if the PRC tax authorities will determine that we should be classified as a PRC “resident enterprise.”

If we are deemed as a PRC “resident enterprise,” we will be subject to PRC enterprise income tax on our worldwide income at a uniform tax rate of 25%, although dividends distributed to us from our existing PRC subsidiary and any other PRC subsidiary which we may establish from time to time could be exempt from the PRC dividend withholding tax due to our PRC “resident recipient” status. This could have a material and adverse effect on our overall effective tax rate, our income tax expenses and our net income. Furthermore, dividends, if any, paid to our shareholders may be decreased as a result of the decrease in distributable profits. In addition, if we were considered a PRC “resident enterprise”, any dividends we pay to our non-PRC investors, and the gains realized from the transfer of our common stock may be considered income derived from sources within the PRC and be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty). It is unclear whether holders of our common stock would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. This could have a material and adverse effect on the value of your investment in us and the price of our common stock.

Changes in international trade policies, trade dispute or the emergence of a trade war, may have a material adverse effect on our business.

Political events, international trade disputes, and other business interruptions could harm or disrupt international commerce and the global economy, and could have a material adverse effect on us and our customers, service providers and other partners.

International trade disputes could result in tariffs and other protectionist measures that could adversely affect our business. Tariffs could increase the cost of the goods and products which could affect consumers’ discretionary spending levels and therefore adversely impact our business. In addition, political uncertainty surrounding international trade disputes and the potential of the escalation to trade war and global recession could have a negative effect on consumer confidence, which could adversely affect our business.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect our operations will be honored by us, by entities who provide services to us or with whom we associate, without violating PRC legal requirements, especially as those entities are located in China.

The PRC Securities Law was promulgated in December 1998 and was subsequently revised in October 2005, June 2013, August 2014 and December 2019. According to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. While there is no detailed interpretation regarding the rule implementation under Article 177, it will be difficult for an overseas securities regulator to conduct investigation or evidence collection activities in China.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by China Securities Regulatory Commission, a PRC regulator that is responsible for oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of us, our SEC reports, other filings or any of our other public pronouncements.

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our registration statement. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist the Company’s securities.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national securities exchange or in the over the counter trading market in the U.S. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

Pursuant to the HFCAA, the PCOAB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition the PCOAB’s report identified the specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, Simon & Edward, LLP, is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

On August 26, 2022, the China Securities Regulatory Commission, or CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in mainland China and Hong Kong. Pursuant to the Protocol, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in their stock to lose confidence in their audit procedures and reported financial information and the quality of their financial statements.

Our auditor, Simon & Edward, LLP (“S&E”), the independent registered public accounting firm that issues the audit report included elsewhere in this Form 10-K as an auditor registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. S&E is headquartered in the United States and is subject to inspection by the PCAOB on a regular basis.

While the Company’s auditor is based in the U.S. and is registered with PCAOB and subject to PCAOB inspection, in the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the Holding Foreign Companies Accountable Act, and ultimately result in a determination by a securities exchange to delist the Company’s securities. In addition, the recent developments would add uncertainties to our registration statement and we cannot assure you whether regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what the SEC’s implementation process related to the above rules will entail or what further actions the SEC or the PCAOB will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, the above amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. As of the date of this registration statement, we have paid and will continue to pay in the future, social insurance or housing fund contributions for all of our employees, and we have been in compliance with the requirements of relevant PRC regulations. If in the future we are determined by local authorities to fail to make adequate or sufficient contributions to any employee benefits as required by relevant PRC regulations, due to changes in regulations and requirement, we may face late fees or fines in relation to the underpaid employee benefits. As a result, our financial condition and results of operations may be materially and adversely affected.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that impact or may impact national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, the Anti-Monopoly Law promulgated by the SCNPC effective in 2008 requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds (i.e., during the previous fiscal year, (i) the total global turnover of all operators participating in the transaction exceeds RMB10 billion and at least two of these operators each had a turnover of more than RMB400 million within China, or (ii) the total turnover within China of all the operators participating in the concentration exceeded RMB 2 billion, and at least two of these operators each had a turnover of more than RMB 400 million within China) must be cleared by MOFCOM before they can be completed.

Moreover, the Anti-Monopoly Law requires that MOFCOM shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

The M&A Rules require an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the China Securities Regulatory Commission, or the CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

Our PRC legal counsel, Zhejiang TaoTeng, has advised us that, the Company and its operating entity are full compliance with the M&A Rules in China. As of the date of this Form 10-K, we have not received any notification of non-compliance. In the future, we may further grow our business by acquiring businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce or its local counterparts may delay or inhibit our ability to complete such transactions. Our ability to expand our business or maintain or expand our market share through future acquisitions would be materially and adversely affected.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in the registration statement based on foreign laws.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all our senior executive officers reside within China for a significant portion of the time and all of them are PRC nationals. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. It may also be difficult for you to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors as none of them currently resides in the United States or has substantial assets located in the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the SAT issued the Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Bulletin 7. SAT Bulletin 7 extends its tax jurisdiction to transactions involving the transfer of taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Bulletin 7 has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets, as such persons need to determine whether their transactions are subject to these rules and whether any withholding obligation applies.

On October 17, 2017, the SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017. The SAT Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an “Indirect Transfer”, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC enterprise income tax, and the transferee or other person who pays for the transfer is obligated to withhold the applicable taxes currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring and sale of our offshore investments. Our Company may be subject to filing obligations or taxed if our Company is transferor in such transactions, and may be subject to withholding obligations if our Company is transferee in such transactions, under SAT Bulletin 7 and/or SAT Bulletin 37. For transfer of shares in our Company by investors who are non-PRC resident enterprises, our PRC subsidiary may be requested to assist in the filing under SAT Bulletin 7 and/or SAT Bulletin 37. As a result, we may be required to expend valuable resources to comply with SAT Bulletin 7 and/or SAT Bulletin 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our Company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

Risks Relating to Our Company and Our Industry

We rely entirely on the operations of our subsidiaries in the PRC. Any successes or failures of our subsidiaries’ operations will directly impact our financial condition and may cause your investment to be either positively or negatively impacted. Many very large and well-funded companies have or are entering into various aspects of the project development and business consulting services in cultural industry that we intend serve or that they are offering services that indirectly compete with our proposed management and consulting services. These companies will be able to offer services that will directly compete with our business strategy. These factors could result in declining revenue, or inability to grow our business.

Numerous world class companies have entered into various aspects of our market. There currently are a number of companies worldwide that have already occupied a big portion of the market in which we intend to operate. As a small, early-stage company, it is uncertain if and how we will be able to compete with the new competitors and products that are being announced and deployed. While we believe that we currently have a competitive advantage because of our experienced management team and marketing strategy. However, we cannot give any assurance that we will in fact be able to successfully compete with the existing or new competitors in this mature and evolving marketplace.

We rely substantially on our President. We may be adversely affected if we lose his services or the services of other key personnel or are unable to attract and retain additional personnel.

Our success is substantially dependent on the efforts of our senior management, particularly Mr. Xizhen Ye, our President. The loss of the services of Mr. Ye or other members of our senior management may significantly delay or prevent the achievement of our business objectives. If we lose the services of, or do not successfully recruit, key sales and marketing, technical and corporate personnel, the growth of our business could be substantially impaired. At present, we do not maintain key man insurance for any of our senior management.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We may need to hire more employees to comply with these requirements in the future, which will increase our costs and expenses.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to recruit more experienced specialist in culture field or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western-style management and financial reporting concepts and practices, as well as in modern banking and other control systems. We may have difficulty in hiring and retaining a sufficient number of locally-qualified employees to work in the PRC who are capable of satisfying the obligations of a U.S. public reporting company. As a result of these factors, we may experience difficulty in establishing adequate management, legal and financial controls (including internal controls over financial reporting), collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices in the PRC that meet U.S. standards as in effect from time to time.

Risks Relating to the Company’s Securities

We may, in the future, issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 550,000,000 shares of common stock, of which 79,108,925 shares are issued and outstanding, as of the date of this filing. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 50,000,000 shares of preferred stock with no share issued and outstanding as of the date of this filing. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.

Our preferred stock does not have any dividend, conversion, liquidation, or other rights or preferences, including redemption or sinking fund provisions. However, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

We do not currently intend to pay dividends on our common stock and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 and will be substantial, which may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $100,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company owns an office property located in Hangzhou, Zhejiang Province, China, which the Company purchased from a third party on September 28, 2022. We currently maintain our corporate office at RM 219, No. 25, Caihe Rd., Shangcheng Dist., Hangzhou, Zhejiang Province, China. Tel: +86 0571 -85128985.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has only been limited trading for the Company’s Common Stock since it began trading in September 1996 on the Over-then-Counter Exchange under the symbol “EXGP”. Over the years, as the Company grew and acquired other companies, it name changed and so did its symbol. It went from “EXGP”, to trading on the OTC Markets-PINK under “EXTL”, to “PYMB” to “DPHS” to its current symbol “LWLW”. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

On March 28, 2022, the closing price of our common stock reported on the OTC Markets was $0.27 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low closing prices of our common stock, as reported on the OTC Markets

Year 2020	Low	High
January 1, 2020 to March 31, 2020	$0.63	$0.67
April 1, 2020 to June 30, 2020	$0.63	$1.08
July 1, 2020 to September 30, 2020	$0.14	$0.85
October 1, 2020 to December 31, 2020	$0.04	$0.46

Year 2021	Low	High
January 1, 2021 to March 31, 2021	$0.04	$4.00
April 1, 2021 to June 30, 2021	$0.76	$2.97
July 1, 2021 to September 30, 2021	$0.10	$2.10
October 1, 2021 to December 31, 2021	$0.20	$1.00

Year 2022	Low	High
January 1, 2022 to March 31, 2022	$0.33	$2.89
April 1, 2022 to June 30, 2022	$0.51	$1.00
July 1, 2022 to September 30, 2022	$0.51	$0.90
October 1, 2022 to December 31, 2022	$0.25	$0.90

Year 2023	Low	High
January 1, 2023 to March 28, 2023	$0.27	$0.65

Holders

There are approximately 236 holders of the Company’s Common Stock as of March 24, 2023. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized under Equity Incentive Plan

A total of 10,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2022 Equity Incentive Plan. As of March 28, 2023, 9,250,000 shares of common stock have been issued from our 2022 Equity Incentive Plan.

Securities Currently Outstanding

•	Our Certificate of Incorporation authorizes the issuance of 550,000,000 shares of common stock, of which 79,108,925 shares were issued and outstanding, as of March 28, 2023.

•	Our Certificate of Incorporation authorizes us to issue up to 50,000,000 shares of preferred stock with no share issued and outstanding as of March 28, 2023.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

Our current transfer agent is Securities Transfer Corporation, 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093. Their telephone number is (469) 633-0101.

Recent Sales of Unregistered Securities

Issuance of Common Stock

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

On September 28, 2022, the Company and its subsidiary, Hangzhou Longwen closed an Assets Sales and Purchase Agreement with a third-party seller to acquire an office suite located in Hangzhou, China by issuing 2,651,780 shares of common stock of the Company, $0.10 per share with a total value of $265,178

On November 10, 2022, the Company granted total 4,250,000 shares of common stock of the Company to four individual consultants, pursuant to the Company’s 2022 Equity Incentive Plan, the shares of which were registered with the SEC by filing of the Form S-8 dated on November 7, 2022. The fair value of the shares granted totaled $425,000 which was recorded as share-based compensation on the consolidated statement of operations and other comprehensive income for the year ended December 31, 2022.

On January 19, 2023, the Company granted total 5,000,000 shares of common stock of the Company to six employees and one consultant, pursuant to the Company’s 2022 Equity Incentive Plan, the shares of which were registered with the SEC by filing of the Form S-8 dated on November 7, 2022. The fair value of the shares granted total valued at the amount of $500,000.

Repurchase of Equity Securities

None

Additional Information

We are a reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 6. Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

From August 2018 to June 2021, the Company was seeking potential business mergers and acquisitions in order to increase its value of the common stock. However, due to the impact of the Covid-19 pandemic, the progress was delayed and the target was not successfully achieved.

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

On October 11, 2022, the Company and its subsidiary, Hangzhou Longwen entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Yusu Trading Co., Ltd. (“HZYS”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated, HZYS became Hangzhou Longwen’s wholly owned subsidiary in the PRC. HZYS was originally registered on April 20, 2020 and has minimum operations since its inception.

On March 3, 2023, Hangzhou Longwen established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc.

Revenue

The Company currently generates revenues through provision of consulting services, online product sales and aquaculture product sales through its subsidiaries.

Professional Expense

Professional expenses principally consist of costs associated with our consultant.

General and Administrative Expense

General and administrative expenses include the expenses for personnel in executive and other administrative functions, other commercial costs necessary to support the commercial operation of our products and services. General and administrative expenses also include depreciation and impairments of office furniture and equipment.

Interest Expense

Interest expense primarily consists of interest expense incurred for loans received from individual third parties.

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

Results of Operations

Results of Operations for the Years Ended on December 31, 2022 and 2021

For the year ended December 31, 2022, revenue increased $41,137 from $nil during the prior year. The increase in revenue is primarily due to the revenue increasing from our consulting services section, which generated through our fully owned subsidiary, Hangzhou Longwen in China.

Comparing to the year ended December 31, 2021, the selling, general and administrative expenses increased $249,191 for the year ended December 31, 2022. The increase of selling, general and administrative expenses are mainly due to the increased operations for our subsidiaries in China, as well as to be compliant with the filing requirements of the Securities and Exchange Commission and OTC Markets as a public company.

During the year ended December 31, 2022, the Company had professional fees of $106,482, which consisted of financial consulting fees. The increase in professional fees is primarily due to the increased needs in financial consulting as a result of public company listed on the OTC Markets.

In November 2022, the Company issued 4,250,000 common shares to four individual consultants with a total fair value in the amount of $425,000, which resulted in the increase in share-based compensation.

Liquidity and Capital Resources

The Company had total assets in the amount of $405,661 and $nil as of December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022, the Company had cash of $68,121, comparing to $nil as at December 31, 2021. The Company had working capital deficit of $8,172 as of December 31, 2022 comparing working capital deficit of $13,550 as of December 31, 2021.

During the year ended December 31, 2022, the Company had cash used in operating activities in the amount of $342,186 comparing to nil in the prior year. The change in cash used in operating activities is mainly due to the increase in operations. The cash provided by financing activities increased $426,696 in the current year comparing to the prior year. The increase is mainly due to the issuance of common shares for cash and loan proceeds from a shareholder.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically cash outflow from operating activities, operating losses, accumulated deficit and other adverse key financial ratios.

Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations and execute the business plan of the Company in order to meet its operating needs on a timely basis. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies are discussed in further detail in the notes to the accompanying audited consolidated financial statements appearing elsewhere in this prospectus. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-3.

LONGWEN GROUP CORP.

FINANCIAL STATEMENTS AND EXHIBITS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements for the Years Ended December 31, 2022 and 2021

17506 Colima Road, Ste 101, City of Industry, CA 91748 Tel: +1 (626) 581-0818 Fax: +1 (626) 581-0809

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Longwen Group Corp.

Hangzhou, China

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Longwen Group Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity(deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

(p. 1 of 2)

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Simon & Edward, LLP

We have served as the Company's auditor since 2022.

Rowland Heights, CA

March 29, 2023

(p. 2 of 2)

LONGWEN GROUP CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$68,121	$—
Prepaid expenses and other current assets	58,413	—
Total current assets	126,534	—

Property and equipment, net	274,370	—
Intangible assets	3,625	—
Goodwill	1,132	—
TOTAL ASSETS	$405,661	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,962	$1,300
Shareholder loan	90,494	—
Commercial loans	12,250	12,250
Total current liabilities	134,706	13,550

TOTAL LIABILITIES	134,706	13,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 74,108,926 and 65,127,061 shares issued and outstanding as of December 31, 2022 and 2021, respectively	7,411	6,513
Additional paid-in capital	19,285,539	18,261,346
Accumulated deficit	(19,027,835)	(18,281,409)
Accumulated other comprehensive income	5,840	—
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	270,955	(13,550)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$405,661	$—

The accompanying notes are an integral part of these consolidated financial statements.

LONGWEN GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021

Revenues
Consulting service income	$36,418	$—
Online product sales	1,788	—
Aquaculture product sales, net	2,931	—
Total net revenues	41,137	—

Operating expenses:
Professional expenses	106,482	—
Share-based compensation	425,000	—
Selling, general and administrative expenses	255,691	6,500
Total operating expenses	787,173	6,500

Loss from operations	(746,036)	(6,500)

Other income (expenses):
Interest expenses	(500)	(500)
Loss on debt settlement	—	(15,593,500)
Other income, net	110	—
Total other expenses, net	(390)	(15,594,000)

Loss before income tax	(746,426)	(15,600,500)

Income tax expense	—	—
Net loss	$(746,426)	$(15,600,500)

Other comprehensive income
Foreign currency translation gain	5,840	—
Comprehensive loss	$(740,586)	$(15,600,500)

Weighted average shares outstanding:
Basic and diluted	67,215,968	33,123,288

Loss per share:
Basic and diluted	$(0.01)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

  LONGWEN GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(746,426)	$(15,600,500)
Adjustment to reconcile net loss used in operating activities:
Depreciation	4,434	—
Loss on debt settlement by issuance of common stock	—	15,593,500
Share-based compensation	425,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(56,242)	—
Accounts payable and accrued liabilities	31,048	7,000
Net cash used in operating activities	(342,186)	—

Cash flows from investing activities:
Purchase of property and equipment	(7,531)	—
Acquisition of intangible assets	(3,517)	—
Net cash used in investing activities	(11,048)	—

Cash flows from financing activities:
Proceeds from commercial loans	287,876	—
Repayments of commercial loans	(287,876)	—
Proceeds from a shareholder	91,783	—
Proceeds from issuance of common stock	334,913	—
Net cash provided by financing activities	426,696	—

Effect of exchange rate changes in cash and cash equivalents	(5,341)	—
Net increase in cash and cash equivalents	68,121	—
Cash and cash equivalents, beginning balance	—	—
Cash and cash equivalents, ending balance	$68,121	$—

Supplement Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Acquisition Hangzhou Longwen Management by obtaining shareholder loan	$993	$—
Acquisition of Yushu by other payable	$141	$—
Common stock issued for debt settlement	$—	$15,600,000
Common stock issued for property acquisition	$265,178	$—

The accompanying notes are an integral part of these financial statements

LONGWEN GROUP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance December 31, 2020	—	$—	127,061	$13	$2,667,846	(2,680,909)	$—	(13,050)

Common stock issued for debt settlement	—	—	65,000,000	6,500	15,593,500	—	—	15,600,000

Net loss	—	—	—	—	—	(15,600,500)	—	(15,600,500)

Balance December 31, 2021	—	$—	65,127,061	$6,513	$18,261,346	(18,281,409)	$—	$(13,550)

Common shares issued for cash	—	—	2,080,085	208	334,705	—	—	334,913

Common shares issued for property acquisition	—	—	2,651,780	265	264,913	—	—	265,178

Common shares issued for services	—	—	4,250,000	425	424,575	—	—	425,000

Net loss	—	—	—	—	—	(746,426)	—	(746,426)

Foreign currency translation gain	—	—	—	—	—	—	5,840	5,840

Balance December 31, 2022	—	$—	74,108,926	$7,411	$19,285,539	(19,027,835)	$5,840	$270,955

The accompanying notes are an integral part of these consolidated financial statements

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Longwen Group Corp. (the “Company”) was originally incorporated as Expertelligence, Inc on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005.  On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect the current name change of Longwen Group Corp. with trading symbol of “LWLW”.

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

On June 9, 2021, Anthony Lombardo (“Lombardo”) filed an Application for Appointment of Custodian (“Application”) with the Eighth Judicial District Court in Nevada to request the custodianship of the Company due to the Company’s non-response and late filing with the State of Nevada. On June 24, 2021, a hearing was held on this Application, where Lombardo was named temporary custodian of the Company. Subsequently after Lombardo’s custodianship, Deanna Johnson was appointed as the CEO, CFO and Secretary of the Company. On September 1, 2021, Deanna Johnson appointed Joseph Passalaqua (“Joseph”) as CEO, CFO and Secretary and resigned from all positions in the Company.

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

On February 23, 2022, the Company entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Longwen Enterprise Management Co., Ltd. (“Hangzhou Longwen”), a wholly foreign-owned enterprise (“WOFE”) in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Longwen became the Company’s wholly owned subsidiary in the PRC. Hangzhou Longwen was originally registered on January 4, 2012 and has minimum operations since its inception. The Company recognize goodwill of $993 upon consummated the acquisition. During 2022, Hangzhou Longwen entered consulting service agreements with various customers to assist in their various business, including but not limit to financial report preparation, business negotiation and business website maintenance and/or publicity, and etc.

On October 11, 2022, the Company and its subsidiary, Hangzhou Longwen entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Yusu Trading Co., Ltd. (“Hangzhou Yusu”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated Hangzhou Yushu became Hangzhou Longwen’s wholly owned subsidiary in the PRC. Hangzhou Yusu was originally registered on April 20, 2020 and has minimum operations since its inception. The Company recognize goodwill of $139 upon consummated the acquisition. Hangzhou Yusu generated revenues from online product sales and aquaculture product sales during the year ended December 31, 2022.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries as described in Note 1. All significant intercompany transactions and balances have been eliminated in the consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions. Significant estimates are used in the useful lives and impairment of property and equipment, the valuation of deferred tax assets, share-based compensation, accounting estimates used in the business combination, among others.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, bank deposits, and highly liquid investments with maturities of three months or less at the date of origination.

Property and equipment

Depreciation on property and equipment is recognized on a straight-line basis over the estimated useful lives of the assets, for which the remaining term of the legal title for the office space and 3 years for office equipment.

Intangible Assets

Intangible assets with definite use life are amortized on a straight-line basis over the estimate useful lives of the assets.

Foreign Currency Transactions

The Company’s consolidated financial statements are presented in U.S. dollars ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiaries is RMB. The resulting translation adjustments are reported under other comprehensive loss in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 220 (“ASC 220”), “Reporting Comprehensive Income”. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency using the rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations and other comprehensive income (loss).

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Transactions (continued)

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

	Exchange Rate at December 31,
	2022		2021
China Yuan (RMB)	RMB	6.8972	RMB	—
United States dollar ($)		$1.0000		$—

	Average exchange rate
	2022		2021
For the period from February 23 to December 31,
Chinese Yuan (RMB)	RMB	6.7940	RMB	—
United States Dollar ($)		$1.000		$—

For the period from October 11 to December 31,
Chinese Yuan (RMB)	RMB	7.1079	RMB	—
United States Dollar ($)		$1.000		$—

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

The Company’s consulting service income consists of the delivery of focused insights and recommendations that assist customers with their challenges in developing and executing strategies around their trade business and financial reporting processes. The consulting services provided are fixed-fee arrangements that are generally in one-year term. The Company has concluded that each contract represents a single performance obligation as each is a single promise to deliver a customized engagement and deliverable. For the majority of these services, either practically or contractually, the work performed and delivered to the customer has no alternative use to the Company. Additionally, the Company maintains an enforceable right to payment at all times throughout the contract.

The Company’s online product sales consists of selling products to end customers through online channel, such as apps embedded in Wechat. Revenue is recognized at a point in time when the product is delivered to and accepted by end customers.

The Company also entered into aquacultural product sales contract with a customer during the year ended December 31, 2022, through Hangzhou Yusu. The Company has determined that the Company is an agent in the arrangement. Revenue from aquacultural product sales is recognized on a net basis as Hangzhou Yusu has no inventory risk and control over sales price negotiated. The purchase price collected from the customer less the portion of the purchase price paid to the third-party merchant, is typically recognized at a point in time when the product is delivered to the customer.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Business Combination

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination.

Share-based Compensation

The Company accounts for stock options and other equity-based compensation issued in accordance with ASC 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and nonemployees, net of estimated forfeitures, over the employees’ requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported.

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. As of December 31, 2022 and 2021, the Company does not have any potentially dilutive instrument.

Fair Value Measurements

Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As of December 31, 2022 and 2021, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying amounts of the Company’s cash, prepaid expenses and other current assets, loans, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these items.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. During the years ended December 31, 2022 and 2021, the Company determined that we have one reportable segment as we manage the business from the geography location.

Accounting Standards Issued but Not Yet Adopted

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts, rather than the “incurred loss” model. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. The effective date of ASU No. 2016-13 for smaller reporting companies is postponed to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on its financial position and results of operations.

Business Combination

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). This guidance will be effective for us in the first quarter of 2023 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

There were other updates recently issued. The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2022, the Company incurred a net loss of $746,426 and had an accumulated deficit of $19,027,835 as of December 31, 2022. The Company also had a negative working capital as of December 31, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to acquire or expand businesses with profitable operations, generate cash from operating activities and obtain additional financing.  The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2022 and 2021, prepaid expenses and other current assets comprised as follows:

	December 31, 2022	December 31, 2021

Prepaid consulting fee	$38,000	$—
Prepaid rent and parking lot	14,903	—
Deposit and other	5,510	—
Total	$58,413	$—

NOTE 5 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2022 and 2021, property and equipment consisted of the following:

	December 31, 2022	December 31, 2021

Equipment	$7,419	$—
Property	271,319	—
Less: accumulated depreciation	(4,368)	—
Total property and equipment, net	$274,370	$—

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $8,249 between the addition of $263,070 and the cost as of December 31, 2022 is due to the fluctuation of foreign exchange rate. The office space is intended for internal use.

Depreciation expenses were $4,434 and $nil for the years ended December 31, 2022 and 2021, respectively, which was included in selling, general and administrative expenses on the consolidated statements of operations and other comprehensive income. The difference of $66 with accumulated depreciation was due to fluctuation in exchange rate.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

During the year ended December 31, 2022, Hanzhong Yushu paid developing fee of $3,517 in cash to a third party in designing and developing an application which can be embedded in certain large online platform. The Company intends to use the application for online product sales, with an estimated useful life of 5 years. As of December 31, 2022, the application was ready for use and the carrying value of the intangible assets totaled $3,625. The difference of $108 is due to fluctuation in exchange rate.

NOTE 7 - DEBT SETTLEMENT

Between June 10 to July 1, 2021, the Company advanced $6,500 from Joseph Passalaqua (“Joseph”) to pay attorney fee and Nevada state filing fee incurred. On June 28, 2021, the Company and Joseph agreed to convert the $6,500 debt into 65,000,000 shares of the Company’s common stock at par value $0.0001 (the “Debt Conversion”). The fair value of the 65 million shares of common stocks were $15,600,000, which result in a loss on debt settlement of $15,593,500 for the year ended December 31, 2021.

NOTE 8 – COMMERCIAL LOAN

On December 31, 2019, the Company entered into a loan agreement of $12,250 with a third-party individual with three-year term. The borrowing bears interest of $300 at the effective date of the contract and fixed rate at $500 per annum. The loan will be paid off in a single payment of the outstanding balance of principal and accrued interest on or before the expiration date of the loan agreement. For the years ended December 31, 2022 and 2021, the interest expense totaled $500 and $500, respectively. As of December 31, 2022 and 2021, the outstanding balances of the borrowing were $12,250, and the interest payables were $1,800 and $1,500, respectively, which were included in “Accounts payable and accrued liabilities” on the consolidated balance sheets. The loan with interest payable was subsequently repaid in its entirety in January 2023. See Note 14. As of December 31, 2021 and 2020, the outstanding balances of the borrowing were $12,250.

On September 30, 2022, Hangzhou Longwen borrowed a total of $267,097 (RMB1,900,000) from a third party for a potential business property acquisition. However, the transaction was terminated, Hangzhou Longwen repaid $75,757 (RMB 500,000) to the third party on September 30, 2022 and the remaining balance of 212,119 (RMB 1,400,000) on October 2022. The borrowing is non-interest-bearing, unsecured and due on demand.

NOTE 9 – INCOME TAX

As of December 31, 2022 and 2021, the Company has incurred an accumulated net loss of approximately $19.0 million and $18.3 million which resulted in a net operating loss for income tax purposes. NOLs can carry forward indefinitely up to offset 80 percent of taxable income after CARES Act effect on December 31, 2017. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAX (CONTINUED)

Significant components of the deferred tax assets and liabilities for income taxes as of December 31, 2022 and 2021 consisted of the following:

Deferred tax assets	December 31, 2022	December 31, 2021
Net operating loss carry-forward	541,725	$474,226
Total	541,725	$474,226
Valuation allowance	(541,725)	(474,226)
Net deferred tax assets - noncurrent	—	$—

Reconciliation of income tax provision and the accounting profit multiplied by U.S. federal income tax rate for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021
Loss at 21% statutory tax rate	(156,749)	$(3,276,105)
Permanent differences	89,250	3,274,635
Increase (decrease) in income taxes resulting from:
Net operating loss carry forward	—	—
Change in valuation allowance	67,499	1,470
	—	$—

NOTE 10 – STOCKHOLDERS’ EQUITY

As of December 31, 2022 and 2021, the Company had 74,108,926 and 65,127,061 shares of common stock issued and outstanding, respectively.

On June 28, 2021, the Company issued 65,000,000 shares of common stock to Joseph to retire $6,500 loan borrowed. See Note 7 for details.

During the year ended December 31, 2022, the Company issued 2,080,085 shares of common stocks for $334,913 in cash to certain non-U.S. investors. Issuance price ranged from $0.10 to $0.30 per share. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On September 28, 2022, the Company and its subsidiary, Hangzhou Longwen closed an assets sale and purchase agreement with a third-party seller to acquire an office suite located in Hangzhou, China by issuing 2,651,780 shares of common stock of the Company, $0.10 per share with a total value of $265,178. Also see Note 5.

2022 Equity Incentive Plan

On November 7, 2022, the Board adopted an equity incentive plan to increase stockholder value and to advance the interests of the Company by furnishing a variety of economic incentives (“Incentives”) designed to attract, retain and motivate employees, certain key consultants and directors of the Company (the “2022 Equity Incentive Plan”). Under the 2022 Equity Incentive Plan, the Company can issue up to 10,000,000 shares of common stock of the Company. Incentives may be granted in any one or a combination of: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; and (e) performance shares. Such incentives may be subject to vesting conditions determined by the Board of Directors at grant. The maximum term of options or other stock-based award granted is ten years or such lesser time as determined by the Board of Directors at the time of grant.

On November 10, 2022, the Company granted total 4,250,000 shares of common stock of the Company to four individual consultants, under the 2022 Equity Incentive Plan, vesting immediately upon grant. The fair value of the shares granted totaled $425,000 which was recorded as share-based compensation on the consolidated statement of operations and other comprehensive income for the year ended December 31, 2022.

As of December 31, 2022, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 5,750,000.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, the Company borrowed total $91,783 from Mr. Ye, the President of the Company for its normal business operations and the acquisition of Hangzhou Longwen. The borrowings are non-interest-bearing, unsecured and due on demand. As of December 31, 2022 and 2021, the balance of the loan due to our President was $90,494 and $nil, respectively. The difference of $1,289 was due to the fluctuation in foreign exchange rate.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

During the year ended December 31, 2022, the Company entered into leases with third parties for office spaces and a parking spot in Hangzhou, PRC, all with a lease term of 12 months. The remaining minimum lease payments under the three leases as of December 31, 2022 was approximately $41,781.

NOTE 13 – CONCENTRATION AND CREDIT RISKS

During the year ended December 31, 2022, 89% of the Company’s revenue was generated from three customers with nil accounts receivable outstanding. The Company did not generate any revenue for the year ended December 31, 2021.

The Company is subject to credit risks on its cash and cash equivalents. The Company mitigates credit risks on cash and cash equivalents by placing cash and cash equivalents with financial institutions of high credit worthiness. The Company maintains cash with banks in the PRC. In China, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). As of December 31, 2022 and 2021, all cash balances were incurred.

NOTE 14– SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2022 through the date of the consolidated financial statements were available to be issued. During the period, the Company did not have any material recognizable subsequent events required to be disclosed or adjusted as of and for the year ended December 31, 2022 except:

In January 2023, the Company repaid the commercial loan of $12,250 along with the accrued interest of $1,800 in cash. See Note 8.

On January 19, 2023, the Company granted total 5,000,000 shares of common stock of the Company to six employees and one consultant, pursuant to the Company’s 2022 Equity Incentive Plan, the shares of which were registered with the SEC by filing of the Form S-8 dated on November 7, 2022. The fair value of the shares granted total valued at the amount of $500,000.

On March 3, 2023, Hangzhou Longwen established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 13, 2022, we appointed Simon & Edward, LLP of Los Angeles, California as our new independent auditors.

There have been no disagreements with the independent registered public accounting firm regarding accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our Chief Executive Officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2022 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weakness materially affected the results and accuracy of its consolidated financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management identified a lack of segregation of duties.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2022. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan tom hire an independent third-party consultant to assist in identifying and determining the appropriate accounting procedures and controls to implement.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of March 20, 2023:

Name	Age	Position
Xizhen Ye	60	Chief Executive Officer and Chief Financial Officer; Director
Lizhong Lu	60	Director

Xizhen Ye has been the Company’s Chief Executive Officer and Chief Financial Officer since November 29, 2016. Mr. Ye is also the President of Longwen Group Corporation (Cayman Island), a Cayman Island company since year 2015 which is also a shareholder of the Company. From February 2016 to August 2018, he served as the President of Zhejiang Longwen Investment Management Co., Ltd. (China), and his job duties include to supervise the management team, review the financial performance and etc. Moreover, Mr. Ye is the General Manager of Hangzhou Longwen Culture & Media Co., Ltd. (China) since year 2011.He has a BS degree in Journalism of Bijing Institute of Humanities (China). Mr. Ye’s business background led to the decision to appoint him to the Company’s Board of Directors.

Lizhong Lu has been a director of the Company since August 22, 2018. Mr. Lu was the General Manager of Chongqing Caiyi Auto Parts Co., Ltd. (China) from October 2010 to June 2014. During May 2015 to November 2017, he served as the CEO of Changzhou Zhou Caiyi Auto Parts Co., Ltd. (China). Mr. Lu graduated from high school in July 1978, and he has numerous years of management experience, including organizational operations and based on this experience, the Company determined to appoint Mr. Lu to its Board of Directors.

Term of office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Director Independence

The Board consists of two members, none of whom meet the independence requirements of the Nasdaq Stock Market as currently in effect.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

Item 11. Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2022, 2021 and 2020. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xizhen Ye	2022	22,373	-	-	-	-	-	-	22,373
Chief Executive Officer	2021	-	-	-	-	-	-	-	-
Chief Financial Officer/Director	2020	-	-	-	-	-	-	-	-

Lizhong Lu Director	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

Employment Agreements

The Company currently has no employment agreements with its executive officers.

Director Compensation

For the years ended December 31, 2022, 2021 and 2020, the directors were not awarded any options or paid any cash for director compensation.

Equity Incentive Plan

A total of 10,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2022 Equity Incentive Plan. As of March 28, 2023, 9,250,000 shares of common stock have been issued from our 2022 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as March 28, 2023 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below is based upon 79,108,925 shares of common stock issued and outstanding as of March 28, 2023. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address of Beneficial Owner (1)	Position	Amount of Shares Beneficial Owned		Percent of class (2)
Xizhen Ye	President, CEO, CFO and Director	54,715,755	(3)(4)(5)	69.17%
Lizhong Lu	Director	-		0.00%
Yonggang Wang (6)	-	6,729,500	(7)	8.51%
Officers and Directors as a Group (2 Persons)		54,715,775		69.17%

(1)	The principle address of the officers and directors of the Company is Rm 219, No. 25, Caihe Rd., Shangcheng Dist., Hangzhou City, Zhengjiang Province, China
(2)	Based upon 79,108,925 shares outstanding as of March 28, 2023.
(3)	Includes 52,573,448 shares owned by Mr. Xizhen Ye.
(4)	Includes Mr. Ye’s beneficial ownership of 63.46% of Longwen Cayman, which owns 66,667 shares of the Company’s common stock.
(5)	Includes 2,100,000 shares owned by Mr. Wang’s wife.
(6)	Mr. Wang is the son-in-law of Mr. Xizhen Ye.
(7)	Includes 2,000,000 shares owned by Mr. Wang’s wife.

Item 13. Certain Relationships and Related Transactions

Family Relationships

Mr. Lizhong Lu is the brother of Mr. Xizhen Ye’s wife. Other than the foregoing, we currently do not have any officers or directors of our Company who are related to each other.

Related Party Transactions

During the year ended December 31, 2022, the Company borrowed total $91,783 from Mr. Ye, the President of the Company for its normal business operations and the acquisition of Hangzhou Longwen. The borrowings are non-interest-bearing, unsecured and due on demand. As of December 31, 2022 and 2021, the balance of the loan due to our President was $90,494 and $nil, respectively. The difference of $1,289 was due to the fluctuation in foreign exchange rate.

Item 14. Principal Accounting Fees and Services

During 2022 and 2021, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the consolidated financial statements of the Company for the period ended December 31, 2022, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2021.

	Year ended December 31,
	2022	2021
Audit Fees	$23,500	$25,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$2,500

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

2.1	Acquisition Agreement for Hangzhou Longwen Enterprise Management Co., Ltd. (2)

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

5.2	Opinion of Zhejiang TaoTeng Law Firm (2)

21	Subsidiary List of Longwen Group Corp. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.(3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G as filed with the SEC on June 10, 2022.
(2)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G/A as filed with the SEC on August 4, 2022.
(3)	Filed herewith

29

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2023.

LONGWEN GROUP CORP.

By:	/s/ Xizhen Ye
Xizhen Ye Chief Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Xizhen Ye	Dated: March 29, 2023
Xizhen Ye
Chief Executive Officer, CFO, Sec. and Director

/s/ Lizhong Lu	Dated: March 29, 2023
Luzhong Lu
Director

30

EXHIBIT INDEX

2.1	Acquisition Agreement for Hangzhou Longwen Enterprise Management Co., Ltd. (2)

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

5.2	Opinion of Zhejiang TaoTeng Law Firm (2)

21	Subsidiary List of Longwen Group Corp. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.(3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G as filed with the SEC on June 10, 2022.
(2)	Incorporated by reference to the Company’s Registration Statement on Form 10-12G/A as filed with the SEC on August 4, 2022.
(3)	Filed herewith