Form 10-Q
period 2023-03-31
Longwen Group Corp.
filed 2023-05-12
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

NA

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

As of May 11, 2023, the registrant had 79,108,925 shares of common stock outstanding.

LONGWEN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2023

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors”, beginning on page 4 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities & Exchange Commission (“SEC”) on March 29, 2023. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGWEN GROUP CORP.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$20,798	$68,121
Accounts receivable, net of allowance	226,608	—
Inventories	41,783	—
Prepaid expenses and other current assets	23,874	58,413
Total current assets	313,063	126,534

Property and equipment, net	272,442	274,370
Intangible assets, net	3,458	3,625
Goodwill	1,132	1,132
TOTAL ASSETS	$590,095	$405,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$212,525	$31,962
Loans from third parties	133,963	12,250
Shareholder loans	90,128	90,494
Total current liabilities	436,616	134,706

TOTAL LIABILITIES	436,616	134,706

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 79,108,926 and 74,108,926 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7,911	7,411
Additional paid-in capital	19,785,039	19,285,539
Accumulated deficit	(19,646,924)	(19,027,835)
Accumulated other comprehensive income	7,453	5,840
TOTAL STOCKHOLDERS’ EQUITY	153,479	270,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$590,095	$405,661

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Consulting service income	$13,026	$1,171
Online product sales	6,082	—
Aquaculture product sales	221,601	—
Total revenues	240,709	1,171

Cost of revenues:
Online product sales	2,199	—
Aquaculture product sales	199,156	—
Total cost of revenues	201,355	—

Gross profit	39,354	1,171

Operating Expenses
Professional expenses	73,155	34,780
Share-based compensation	500,000	—
Selling, general and administrative expenses	83,905	9,740

Total operating expenses	657,060	44,520

Loss from operations	(617,706)	(43,349)

Other income (expenses):
Interest expense, net	(55)	(125)
Other (expense) income, net	(485)	224
Total other (expense) income, net	(540)	99

Net loss before income tax	(618,246)	(43,250)
Income tax expense	843	—

Net loss	$(619,089)	$(43,250)

Other comprehensive income
Foreign currency translation gain	1,613	482

Total other comprehensive income	1,613	482

Comprehensive loss	$(617,476)	$(42,768)

Weighted average shares outstanding:
Basic and diluted	78,010,025	65,173,317

Earnings per share:
Basic and diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(619,089)	$(43,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,305	143
Share-based compensation	500,000	—
Changes in operating assets and liabilities:
Accounts receivable	(227,486)	—
Inventories	(41,945)	—
Prepaid expenses and other current assets	34,613	(34,750)
Accounts payable and accrued liabilities	182,937	125
Net cash used in operating activities	(167,665)	(77,732)

Cash flows from investing activities:
Purchase of equipment	—	(5,412)
Cash obtained from business acquisition	—	7
Net cash used in investing activities	—	(5,405)

Cash flows from financing activities:
Proceeds from shareholder loans	—	82,107
Net proceeds from third-party’s loans	134,481	—
Repayment to shareholder loans	(14,618)	—
Proceeds from common stock issuance	—	116,087
Net cash provided by financing activities	119,863	198,194

Effect of exchange rate changes on cash and cash equivalents	479	(518)
Net increase (decrease) in cash and cash equivalents	(47,323)	114,539

Cash, beginning balance	68,121	—
Cash, ending balance	$20,798	114,539

Supplemental Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Acquisition of Hangzhou Longwen Enterprise Management with shareholder loan	$—	$993
Repayment of commercial loan and interest by a related party on behalf of the Company	$14,050	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance December 31, 2022	—	$—	74,108,926	$7,411	$19,285,539	$(19,027,835)	5,840	$270,955

Shares issued for compensation	—	—	5,000,000	500	499,500	—	—	500,000
Other comprehensive income	—	—	—	—	—	—	1,613	1,613
Net loss	—	—	—	—	—	(619,089)	—	(619,089)
Balance March 31, 2023 (Unaudited)	—	$—	79,108,926	$7,911	$19,785,039	$(19,646,924)	$7,453	$153,479

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)

Balance December 31, 2021	—	$—	65,127,061	$6,513	$18,261,346	$(18,281,409)	$—	$(13,550)

Issuance of common stock	—	—	386,955	39	116,048	—	—	116,087
Other comprehensive income	—	—	—	—	—	—	482	482
Net loss	—	—	—	—	—	(43,250)	—	(43,250)
Balance March 31, 2022 (Unaudited)	—	—	65,514,016	$6,552	$18,377,394	$(18,324,659)	$482	$59,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

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

On October 11, 2022, the Company and its subsidiary, Hangzhou Longwen entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Yusu Trading Co., Ltd.. (“HZYS”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated Hangzhou Yushu became Hangzhou Longwen’s wholly owned subsidiary in the PRC. HZYS was originally registered on April 20, 2020 and has minimum operations since its inception. The Company recognize goodwill of $139 upon consummated the acquisition. HZYS generated revenues from online product sales and aquaculture product sales.

On March 3, 2023, Hangzhou Longwen established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate aquacultural breeding, wholesale and retail of aquaculture products and etc.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as described in Note 1. All significant intercompany transactions and balances have been eliminated in the consolidation.

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.

Foreign Currency Transactions

The Company’s consolidated financial statements are presented in U.S. dollars ($), which is the Company’s reporting and functional currency. The functional currencies of the Company’s subsidiaries including Hangzhou Longwen, Hangzhou Yushu and Huzhou Wohong, are RMB. The resulting translation adjustments are reported under other comprehensive loss in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 220 (“ASC 220”), “Reporting Comprehensive Income”. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency using the rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations and other comprehensive income.

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

	Average Rate for the three months ended March 31,
	2023		2022
China yuan (RMB)	RMB	6.8411	RMB	6.3464
United States dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	March 31, 2022		December 31, 2022
China yuan (RMB)	RMB	6.8676	RMB	6.8972
United States dollar ($)		$1.0000		$1.0000
9

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

The Company’s online product sales consist of selling products to end customers through online channel, such as apps embedded in Wechat. Revenue is recognized at a point in time when the products are delivered to and accepted by end customers.

The Company’s aquaculture product sales consist of selling aquacultural products to customers through offline channel. Revenue is recognized at a point in time when the products are delivered to and accepted by end customers. The Company concludes the presentation of revenue generated from selling of aquaculture products is at a gross basis as the Company acts as a principal by controlling sales transactions provided to their customers.

Concentration

During the three months ended March 31, 2023, the Company generated 63% and 20% of revenues from the top 2 customers, respectively. The Company’s cost of revenues consisted of 65%, 21% and 13% purchases from top 3 vendors, respectively, for the three months ended March 31, 2023. The Company’s revenue and cost of revenues were not material during the three months ended March 31, 2022.

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

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2023 and December 31, 2022, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying value of the Company’s cash, accounts receivable, net, loans from third parties, shareholder loans and accounts payable and accrued liabilities approximates the fair value due to the short-term maturity.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. During the three months ended March 31, 2023 and 2022, the Company determined that we have one reportable segment as we manage the business from the geography location.

Accounting Standards Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts, rather than the “incurred loss” model. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. The Company adopted ASU No. 2016-13 on January 1, 2023, which had no impact on the beginning balance of the Company’s balance as there was no receivable balances as of January 1, 2023.

Accounting Standards Issued but Not Yet Adopted

There were updates recently issued. The management does not believe that accounting pronouncements recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the three months ended March 31, 2023, the Company incurred a net loss of $619,089. The Company had an accumulated deficit of $19,646,924 as of March 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2023 and December 31, 2022, equipment consisted of the following:

	March 31, 2023	December 31, 2022

Equipment	$7,450	$7,419
Property	272,489	271,319
Less: accumulated depreciation	(7,497)	(4,368)
Total property and equipment, net	$272,442	$274,370

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $9,419 between the addition of $263,070 and the cost as of March 31, 2023 is due to the fluctuation of foreign exchange rate. The office space is intended for internal use.

Depreciation expenses were $3,122 and $143 for the three months ended March 31, 2023 and 2022, respectively, which was included in selling, general and administrative expenses. The difference with the change in accumulated depreciation was due to exchange difference.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS FROM THIRD PARTIES

The Company’s loans from third parties consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Loan with a third-party lender; the loan bears a fixed interest at $500 per annum and due on demand	$—	$12,250
Loan with a third-party lender; unsecure, bearing an interest rate of 0.5% per annum, and due in one year	87,367	—
Loan with two third-party lenders; unsecure, non-interest-bearing, and due on December 30, 2023	46,956	—
Total loans	133,963	12,250
Less: current portion	(133,963)	(12,250)
Total non-current portion	$—	$—

On December 31, 2019, the Company entered into a loan agreement of $12,250 with a third-party individual with three-year term. The borrowing bears interest of $300 at the effective date of the contract and fixed rate at $500 per annum, which matured on December 31, 2022 and immediately became due on demand. As of December 31, 2022, the outstanding balance of the borrowing was $12,250 with $1,800 interest payable.  During the three months ended, the loan and interest payable in the total amount of $14,050 was repaid by the wife of the President, on behalf of the Company (Note 8). Total interest expenses for the loan were $nil and $125, respectively, for the three months ended March 31, 2023 and 2022.

During the three months ended March 31, 2023, the Company borrowed $46,776 (RMB 320,000) from two third-party individuals. The loans are unsecure, non-interest-bearing, and due on December 30, 2023. As of March 31, 2023, the total amount owed to the two third parties is $46,596, with a difference of $180 due to foreign exchange fluctuation.

During the three months ended March 31, 2023, the Company borrowed $87,705 (RMB 600,000) from a third-party individual. The loans are unsecure, bearing an interest rate of 0.5% per annum, and due in one year. As of March 31, 2023, the total amount owed to the third parties is $87,367, with a difference of $338 due to foreign exchange fluctuation. During the three months ended March 31, 2023, the Company accrued interest expense of $378.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAX

As of March 31, 2023 and December 31, 2022, the Company has incurred an accumulated net loss of approximately $19.1 million and $19.0 million which resulted in a net operating loss for income tax purposes. NOLs can carry forward indefinitely up to offset 80 percent of taxable income after CARES Act effect on December 31, 2017. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Significant components of the deferred tax assets and liabilities for income taxes as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carry-forward	$760,807	$630,975
Total	$760,807	$630,975
Valuation allowance	(760,807)	(630,975)
Net deferred tax assets - noncurrent	$—	$—

Reconciliation of income tax provision and the accounting profit multiplied by U.S. federal income tax rate for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Income (loss) at 21% statutory tax rate	$(129,832)	$(9,083)

Permanent differences	—	—
Increase (decrease) in income taxes resulting from:
Net operating loss carry forward	(630,975)	(474,226)
Change in valuation allowance	760,807	483,309
	$—	$—

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2023 and December 31, 2022, the Company had 79,108,926 and 74,108,926 shares of common stock issued and outstanding, respectively.

In March 2022, the Company sold 386,955 shares of common stock to fifteen non-U.S. investors at $0.30 per share. Total $116,087 was received for the all 386,955 shares subscribed in March 2022. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 10, 2022, the Company granted total 4,250,000 shares of common stock of the Company to four individual consultants, under the 2022 Equity Incentive Plan, vesting immediately upon grant. The fair value of the shares granted totaled $425,000.

On January 19, 2023, the Company granted total 5,000,000 shares of common stock of the Company to six employees and one consultant under the Company’s 2022 Equity Incentive Plan. The fair value of the shares granted totaled at the amount of $500,000.

As of March 31, 2023, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 750,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company borrowed total $82,107 from the President of the Company for its normal business operations and the acquisition of Hangzhou Longwen. The borrowing bear is unsecured, non-interest-bearing and due on demand. During the three months, the Company repaid $14,618 (RMB100,000) to the President. As of March 31, 2023 and December 31, 2022, the balance of the loan due to our President was $76,298 and $90,494, respectively. The difference of $422 is due to the fluctuation in foreign exchange.

During the three months ended March 31, 2023, the wife of President of the Company, repaid the commercial loan and the related accrued interest in the total amount of $14,050 on behalf of the Company. As of March 31, 2023, the amount due to the related party outstanding was $13,830, with difference of $220 due to the fluctuation in foreign exchange.

NOTE 9 – COMMITMENTS

During the year ended December 31, 2022, the Company entered into leases with third parties for office spaces and a parking spot in Hangzhou, PRC, all with a lease term of 12 months. The remaining minimum lease payments under the three leases as of March 31, 2023 was approximately $33,737.

HZWH entered an aquacultural products purchase contract with one major vendor on March 14, 2023 for a period from March 15, 2023 to March 14, 2024, with total annual purchases amount of RMB 50 million (approximately $7.3 million).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

On October 11, 2022, the Company and its subsidiary, Hangzhou Longwen entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Yusu Trading Co., Ltd. (“HZYS”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated HZYS became Hangzhou Longwen’s wholly owned subsidiary in the PRC. Hangzhou Yushu was originally registered on April 20, 2020 and has minimum operations since its inception.

On March 3, 2023, Hangzhou Longwen established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“Huzhou Wohong”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc.

Results of operation for the three months ended March 31, 2023 and 2022

Revenue

During the three months ended on March 31, 2023, the Company generated $13,026 of revenue from its consulting services compared to $1,171 revenue for the period of the same quarter of year 2022. During the three months ended on March 31, 2023, the Company generated $6,082 of revenue from its online product sales through HZYS compared to $nil revenue for the three months ended March 31, 2022. In December 2022, the Company’ subsidiary, HZYS, worked with a third-party platform developer, formally launched our online store, Huanyumeiyuan Mall (the “HYMY”), through Tencent’s Wechat platform.

On March 3, 2023, Hangzhou Longwen established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. During the three months ended on March 31, 2023, the Company generated $221,601 of revenue from its aquaculture product sales through HWF compared to $nil revenue for the three months ended March 31, 2022. We expect our newly added aquaculture product sales segment will become an important source of revenue for the Company in the year 2023.

	For the three months ended March 31,
	2023	2022	Increase (Decrease)	Percentage Change

Consulting services	$13,026	$1,171	$11,855	1,012%
Online product sales	6,082	—	6,082	100%
Aquaculture product sales	221,601	—	221,601	100%
	$240,709	$1,171	$239,538	1,212%

Cost of Revenues

For the three months ended March 31, 2023, our cost of revenues amounted to $201,355 as compared to $nil for the three months ended March 31, 2022, an increase of $201,355 or 100%. The increase was mainly due to the increased sales of our online product sales and the aquaculture product sales which added to our sales segments recently.

Cost of revenue totaled $199,156 for aquaculture product sales for the three months ended March 31, 2023 comparing to $nil for the same quarter in 2022. Our cost for online product sales was $2,199 for the three months ended on March 31, 2023 compared to $nil for the same quarter in 2022.

	For the three months ended March 31,
	2023	2022	Increase (Decrease)	Percentage Change

Consulting services	$—	$—	$—	-%
Online product sales	2,199	—	2,199	100%
Aquaculture product sales	199,156	—	199,156	100%
	$201,355	$—	$201,355	100%

Operating Expense

For the three months ended March 31, 2023, operating expense amounts to $657,060, as compared to $44,520 for the three months ended on March 31, 2022, an increase of $612,540. The increase was mainly due to $500,000 stock-based compensation incurred on January 19, 2023 due to the issuance of 5,000,000 common shares of the Company grant.

During the three months ended March 31, 2023 and 2022, the Company incurred other general and administrative and professional expenses of $157,060 and $44,520, respectively. The professional expenses mainly included consulting expenses and financial advisor fees.

Net Income

The net loss was $619,089 and $43,250 for the three months ended on March 31, 2023 and 2022, respectively. The increase in net loss in the current quarter was mainly due to the increase expenses of selling, general and administrative, professional expenses and share issuance for employee compensation as a result of the Company’s sustained operations.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $19,646,924 and $19,027,835, respectively. As of March 31, 2023, we had cash of $20,798 and a working capital deficit of $123,553. As of December 31, 2022, we had cash of $68,121 and a working capital deficit of $8,172. The increase in the working capital deficit was primarily due to cash used in operating activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LONGWEN GROUP CORP.

Date: May 12, 2023	/s/ Xizhen Ye
Xizhen Ye
Chief Executive Officer

Date: May 12, 2023	/s/ Xizhen Ye
Xizhen Ye
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

