Form 10-Q
period 2023-06-30
Longwen Group Corp.
filed 2023-08-14
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, the registrant had 79,825,094 shares of common stock outstanding.

LONGWEN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2023

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGWEN GROUP CORP.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$8,539	$68,121
Accounts receivable, net of allowance	454,102	—
Inventories	39,572	—
Prepaid expenses and other current assets	53,656	58,413
Total current assets	555,869	126,534

Property and equipment, net	255,081	274,370
Intangible assets, net	3,103	3,625
Goodwill	1,132	1,132
TOTAL ASSETS	$815,185	$405,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$436,511	$31,962
Loans from third parties	114,462	12,250
Shareholder loans	100,802	90,494
Total current liabilities	651,775	134,706

TOTAL LIABILITIES	651,775	134,706

COMMITMENTS AND CONTINGENCIES			\

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 79,825,094 and 74,108,926 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	7,983	7,411
Common stock issuable	37	—
Deferred share-based compensation	(74,000)	—
Additional paid-in capital	20,002,164	19,285,539
Accumulated deficit	(19,770,834)	(19,027,835)
Accumulated other comprehensive income (loss)	(1,940)	5,840
TOTAL STOCKHOLDERS’ EQUITY	163,410	270,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$815,185	$405,661

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues
Consulting service income	$1,978	$6,808	$15,004	$7,979
Online product sales	—	—	6,082	—
Offline product sales	1,201,675	—	1,423,276	—
Total revenues	1,203,653	6,808	1,444,362	7,979

Cost of revenues
Online product sales	—	—	2,199	—
Offline product sales	1,087,240	—	1,286,396	—
Total cost of revenues	1,087,240	—	1,288,595	—

Gross Profit	116,413	6,808	155,767	7,979

Operating Expenses
Professional expenses	33,040	46,555	106,195	81,335
Selling, general and administrative expenses	127,416	73,062	211,321	82,802
Share-based compensation	76,000	—	576,000	—

Total operating expenses	236,456	119,617	893,516	164,137

Loss from operations	(120,043)	(112,809)	(737,749)	(156,158)

Other income (expenses):
Interest expense	(101)	(203)	(156)	(328)
Other income, net	(1,351)	(8)	(1,836)	216
Total other expense, net	(1,452)	(211)	(1,992)	(112)

Net loss before income tax	(121,495)	(113,020)	(739,741)	(156,270)
Income tax expense	2,415	—	3,258	—

Net loss	$(123,910)	$(113,020)	$(742,999)	$(156,270)

Other comprehensive loss
Foreign currency translation loss	(9,393)	(2,580)	(7,780)	(2,098)

Total other comprehensive loss	(9,393)	(2,580)	(7,780)	(2,098)

Comprehensive loss	$(133,303)	$(115,600)	$(750,779)	(158,368)

Weighted average shares outstanding:
Basic and diluted	79,198,916	65,704,692	78,579,905	65,438,590

Earnings per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(742,999)	$(156,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,527	730
Share-based compensation	576,000	—
Changes in operating assets and liabilities:
Accounts receivable	(475,249)	—
Inventories	(41,415)	—
Prepaid expenses and other current assets	2,167	(93,859)
Accounts payable and accrued liabilities	426,813	250
Net cash used in operating activities	(248,156)	(249,149)

Cash flows from investing activities:
Purchase of equipment	—	(7,957)
Cash obtained from business acquisition	—	7
Net cash used in investing activities	—	(7,950)

Cash flows from financing activities:
Proceeds from shareholder loans	30,378	82,107
Proceeds from loans due to third parties	134,481	—
Repayments to shareholder loans	(29,299)	—
Repayments of loans due to third parties	(12,990)	—
Proceeds from common stock issuance	67,234	190,725
Net cash provided by financing activities	189,804	272,832

Effect of exchange rate changes on cash and cash equivalents	(1,230)	(6,816)
Net increase (decrease) in cash and cash equivalents	(59,582)	8,917

Cash and cash equivalents, beginning balance	68,121	—
Cash and cash equivalents, ending balance	$8,539	8,917

Supplemental Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Acquisition of Hangzhou Longwen Enterprise Management with shareholder loan	$—	$993
Repayment of loans from third parties and interest by a related party on behalf of the Company	$14,050	$—
Common stocks issuable for deferred compensation	$74,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Deferred Share-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance March 31, 2023	—	$—	79,108,926	$7,911	$—	$19,785,039	$—	$(19,646,924)	$7,453	$153,479

Shares issued for compensation	—	—	380,000	38	—	75,962	—	—	—	76,000
Shares issued for cash	—	—	336,168	34	—	67,200	—	—	—	67,234
Shares issuable for deferred compensation	—	—	—	—	37	73,963	(74,000)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(19,393)	(9,393)
Net loss	—	—	—	—	—	—	—	(123,910)	—	(123,910)
Balance June 30, 2023	—	$—	79,825,094	$7,983	$37	$20,002,164	$(74,000)	$(19,770,834)	$(1,940)	$163,410

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Deferred Share-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance December 31, 2022	—	$—	74,108,926	$7,411	$—	$19,285,539	$—	$(19,027,835)	5,840	$270,955

Shares issued for compensation	—	—	5,380,000	538	—	575,462	—	—	—	576,000
Shares issued for cash	—	—	336,168	34	—	67,200	—	—	—	67,234
Shares issuable for deferred compensation	—	—	—	—	37	73,963	(74,000)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(7,780)	(7,780)
Net loss	—	—	—	—	—	—	—	(742,999)	—	(742,999)
Balance June 30, 2023	—	$—	79,825,094	$7,983	$37	$20,002,164	$(74,000)	$(19,770,834)	$(1,940)	$163,410

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)

Balance March 31, 2022	—	—	65,514,016	$6,552	$18,377,394	$(18,324,659)	$482	$59,769

Issuance of common stock	—	—	248,792	25	74,613	—	—	74,638
Other comprehensive loss	—	—	—	—	—	—	(2,580)	(2,580)
Net loss	—	—	—	—	—	(113,020)	—	(113,020)
Balance June 30, 2022	—	—	65,762,808	$6,577	$18,452,007	$(18,437,679)	$(2,098)	$18,807

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)

Balance December 31, 2021	—	$—	65,127,061	$6,513	$18,261,346	$(18,281,409)	$—	$(13,550)

Issuance of common stock	—	—	635,747	64	190,661	—	—	190,725
Other comprehensive loss	—	—	—	—	—	—	(2,098)	(2,098)
Net loss	—	—	—	—	—	(156,270)	—	(156,270)
Balance June 30, 2022	—	—	65,762,808	$6,577	$18,452,007	$(18,437,679)	$(2,098)	$18,807

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

On October 11, 2022, the Company and its subsidiary, Hangzhou Longwen entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Yusu Trading Co., Ltd. (“Hangzhou Yusu”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated Hangzhou Yushu became Hangzhou Longwen’s wholly owned subsidiary in the PRC. Hangzhou Yusu was originally registered on April 20, 2020 and has minimum operations since its inception. The Company recognize goodwill of $139 upon consummated the acquisition. Hangzhou Yusu generated revenues from online product sales and aquaculture product sales.

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

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

	Average Rate for the three months ended June 30,				Average Rate for the six months ended June 30,
	2023		2022		2023		2022
China yuan (RMB)	RMB	7.0162	RMB	6.6102	RMB	6.9286	RMB	6.4748
United States dollar ($)		$1.0000		$1.0000		$1.0000		$1.0000

	Exchange Rate at
	June 30, 2023		December 31, 2022
China yuan (RMB)	RMB	7.2513	RMB	6.8972
United States dollar ($)		$1.0000		$1.0000

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration

During the three months ended June 30, 2023, the Company generated 61%, 19% and 15% of revenues from the top 3 customers, respectively. During the six months ended June 30, 2023, the Company generated 62%, 20% and 12% of revenues from the top 3 customers, respectively. The Company’s cost of revenues consisted of 97% and 92% purchases from one top vendor for the three and six months ended June 30, 2023, respectively. The Company’s revenue and cost of revenues were not material during the three and six months ended June 30, 2022.

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

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2023 and December 31, 2022, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying value of the Company’s cash, accounts receivable, net, loans from third parties, shareholder loans and accounts payable and accrued liabilities approximates the fair value due to the short-term maturity.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. During the three and six months ended June 30, 2023 and 2022, the Company determined that we have one reportable segment as we manage the business from the geography location.

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

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the six months ended June 30, 2023, the Company incurred a net loss of $742,999. The Company had an accumulated deficit of $19,770,834 as of June 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUIPMENT, NET

As of June 30, 2023 and December 31, 2022, equipment consisted of the following:

	June 30, 2023	December 31, 2022

Equipment	$7,057	$7,419
Property	258,070	271,319
Less: accumulated depreciation	(10,046)	(4,368)
Total property and equipment, net	$255,081	$274,370

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $5,000 between the addition of $263,070 and the cost as of June 30, 2023 is due to the fluctuation of foreign exchange rate. The office space is intended for internal use.

Depreciation expenses were $3,222 and $587 for the three months ended June 30, 2023 and 2022, respectively, which was included in selling, general and administrative expenses. Depreciation expenses were $6,527 and $730 for the six months ended June 30, 2023 and 2022, respectively. The difference with the change in accumulated depreciation was due to exchange difference.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS FROM THIRD PARTIES

The Company’s loans from third parties consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Loan from a third-party lender; the loan bears a fixed interest at $500 per annum and due on demand	$—	$12,250
Loan from a third-party lender; unsecure, bearing an interest rate of 0.5% per annum, and due in one year	82,744	—
Loan from two third-party lenders; unsecure, non-interest-bearing, and due on December 30, 2023	31,718	—
Total loans	114,462	12,250
Less: current portion	(114,462)	(12,250)
Total non-current portion	$—	$—

On December 31, 2019, the Company entered into a loan agreement of $12,250 with a third-party individual with three-year term. The borrowing bears interest of $300 at the effective date of the contract and fixed rate at $500 per annum, which matured on December 31, 2022 and immediately became due on demand. The loan will be paid off in a single payment of the outstanding balance of principal and accrued interest on or before the expiration date of the loan agreement. As of December 31, 2022, the outstanding balance of the borrowing was $12,250, and the interest payable was $1,800, respectively.  During the three months ended March 31, 2023, the loan and interest payable in the total amount of $14,050 was repaid by the wife of the President, on behalf of the Company (Note 8). Total interest expenses for the loan were $nil and $125, respectively, for the three months ended June 30, 2023 and 2022. Total interest expenses for the loan were $nil and $250, respectively, for the six months ended June 30, 2023 and 2022.

During the three months ended March 31, 2023, the Company borrowed $46,776 (RMB 320,000) from two third-party individuals. The loans are unsecure, non-interest-bearing, and due on December 30, 2023. During the three months ended June 30, 2023, the Company made repayment of $12,990 (RMB 90,000) to one individual. As of June 30, 2023, the total amount owed to the two third parties is $31,718, with a difference of $2,068 due to foreign exchange fluctuation.

During the three months ended March 31, 2023, the Company borrowed $87,705 (RMB 600,000) from a third-party individual. The loans are unsecure, bearing an interest rate of 0.5% per annum, and due in one year. As of June 30, 2023, the total amount owed to the third parties is $82,744, with a difference of $4,961 due to foreign exchange fluctuation. During the three and six months ended June 30, 2023, the Company accrued interest expense of $107 and $485, respectively.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAX

As of June 30, 2023 and December 31, 2022, the Company has incurred an accumulated net loss of approximately $19.8 million and $19.0 million which resulted in a net operating loss for income tax purposes. NOLs can carry forward indefinitely up to offset 80 percent of taxable income after CARES Act effect on December 31, 2017. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Significant components of the deferred tax assets and liabilities for income taxes as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Deferred tax assets
Net operating loss carry-forward	$787,005	$630,975
Total	$787,005	$630,975
Valuation allowance	(787,005)	(630,975)
Net deferred tax assets - noncurrent	$—	$—

Reconciliation of income tax provision and the accounting profit multiplied by U.S. federal income tax rate for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Income (loss) at 21% statutory tax rate	$(26,021)	$(23,734)	$(156,030)	$(32,817)

Increase (decrease) in income taxes resulting from:
Net operating loss carry forward	—	—	—	—
Change in valuation allowance	26,021	23,734	156,030	32,817
	$—	$—	$—	$—

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2023 and December 31, 2022, the Company had 79,825,094 and 74,108,926 shares of common stock issued and outstanding, respectively.

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

On September 28, 2022, the Company and its subsidiary, Hangzhou Longwen closed an assets sale and purchase agreement with a third-party seller to acquire an office suite located in Hangzhou, China by issuing 2,651,780 shares of common stock of the Company, $0.10 per share with a total value of $265,178. Also see Note 4.

In May and June 2023, the Company sold a total of 336,168 shares of common stock to Forty-nine (49) non-U.S. investors at $0.20 per share for cash consideration received during the three months ended June 30, 2023. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

On January 19, 2023, the Company granted total 5,000,000 shares of common stock of the Company to six employees and one consultant, pursuant to the Company’s 2022 Equity Incentive Plan. . The fair value of the shares totaled of $500,000 on the grant dates.

On June 29, 2023, the Company granted a total of 750,000 shares of common stock of the Company to six employees pursuant to the Company’s 2022 Equity Incentive Plan, of which 200,000 shares of common stock were vested immediately and the fair value of the 200,000 shares totaled of $40,000 on June 29, 2023. The rest 550,000 shares of common stock were subject to vesting condition in three tranches within six months. During the three months ended June 30, 2023, 180,000 common stocks out of the 550,000 shares have been issued, and $36,000 share-based compensation was recorded in the statement of operations. 370,000 shares of common stocks are issuable, and the fair value of $74,000 was recorded as deferred compensation on the balance sheet.

As of June 30, 2023, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 370,000. The following table   represents the restricted stock award activities during the six months ended June 30, 2023.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

	Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	—	$—
Granted	550,000	0.20
Vested	(180,000)	0.20
Forfeited	—	—
Non-vested at June 30, 2023	370,000	0.20

2023 Equity Incentive Plan

On June 6, 2023, the Board adopted an equity incentive plan to increase stockholder value and to advance the interests of the Company by furnishing a variety of economic incentives (“Incentives”) designed to attract, retain and motivate employees, certain key consultants and directors of the Company (the “2023 Equity Incentive Plan”). Under the 2023 Equity Incentive Plan, the Company can issue up to 5,000,000 shares of common stock of the Company. Incentives may be granted in any one or a combination of: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; and (e) performance shares. Such incentives may be subject to vesting conditions determined by the Board of Directors at grant. The maximum term of options or other stock-based award granted is ten years or such lesser time as determined by the Board of Directors at the time of grant.

As of June 30, 2023, no share has been issued pursuant to our 2023 Equity Incentive Plan.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company borrowed total $82,107 from the President of the Company for its normal business operations and the acquisition of Hangzhou Longwen. From July 2022 to December 2022, the Company borrowed additional $9,676 from the President of the Company. As of December 31, 2022, the total amount owed to the President was $90,494, with a difference of $1,289 due to the foreign exchange fluctuation. During the three months ended March 31 and June 30, 2023, the Company repaid $14,618 (RMB 100,000) and $3,135 to the President, respectively. As of June 30, 2023, the balance of the loan due to our President was $69,777. The difference of $2,964 is due to the fluctuation in foreign exchange. The borrowing is unsecured, non-interest-bearing and due on demand.

During the three months ended March 31, 2023, the wife of President of the Company, repaid commercial loan and accrued interest in the total amount of $14,050 on behalf of the Company. During the three months ended June 30, 2023, the Company received advances of $30,378 in cash from and repaid $11,546 to the wife of President of the Company. As of June 30, 2023, the amount due to the related party was $31,025, with difference of $1,857 due to the fluctuation in foreign exchange.

NOTE 9 – COMMITMENTS

During the year ended December 31, 2022, the Company entered into leases with third parties for office spaces and a parking spot in Hangzhou, PRC, all with a lease term of 12 months. The remaining minimum lease payments under the three leases as of June 30, 2023 was approximately $7,789.

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

On October 11, 2022, the Company and its subsidiary, Hangzhou Longwen entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Yusu Trading Co., Ltd. (“Hangzhou Yushu”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated HZYS became Hangzhou Longwen’s wholly owned subsidiary in the PRC. Hangzhou Yushu was originally registered on April 20, 2020 and has minimum operations since its inception.

On March 3, 2023, Hangzhou Longwen established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“Huzhou Wohong”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc.

Results of operation for the three months ended June 30, 2023 and 2022

Revenue

During the three months ended on June 30, 2023, the Company generated $1,978 of revenue from its consulting services compared to $6,808 for the period of the same quarter of year 2022.

On March 3, 2023, Hangzhou Longwen established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. During the three months ended on June 30, 2023, the Company generated $1,201,675 of revenue from its aquaculture product sales through HWF compared to $nil revenue for the three months ended June 30, 2022. We expect our newly added aquaculture product sales segment will become an important source of revenue for the Company in the year 2023.

During the three months ended on June 30, 2023, the Company has terminated the consulting agreements Linhai Dingji Auto Service Co., Ltd (China) (“Linhai Dingji”) and Yunnan Yusu Import and Export Trading Co., Ltd (China) (“Yunnan Yusu”) due to the Company’s business strategy adjustment. The managements of the Company have decided to be more focus on the aquaculture product sales segment from the year 2023.

	For the three months ended June 30,
	2023	2022	Increase (Decrease)	Percentage Change

Consulting services	$1,978	$6,808	$(4,830)	(71)%
Online product sales	—	—	—	—%
Aquaculture product sales	1,201,675	—	1,201,675	100%
	$1,203,653	$6,808	$1,196,845	17,580%

Cost of Revenues

For the three months ended June 30, 2023, our cost of revenues amounted to $1,087,240 as compared to $nil for the three months ended June 30, 2022, an increase of $1,087,240 or 100%. The increase was mainly due to the increased sales of the aquaculture product which was added to our sales segments recently.

	For the three months ended June 30,
	2023	2022	Increase (Decrease)	Percentage Change

Consulting services	$—	$—	$—	—%
Online product sales	—	—	—	—%
Aquaculture product sales	1,087,240	—	1,087,240	100%
	$1,087,240	$—	$1,087,240	100%

 Operating Expense

For the three months ended June 30, 2023, our operating expense amounts to $236,456, as compared to $119,617 for the three months ended June 30, 2022, an increase of $116,839. The increase was mainly due to $76,000 stock-based compensation incurred on June 29, 2023 resulted from the issuance of 380,000 common shares of the Company grant, and the increased office expenses as two subsidiaries were set up after the second quarter of 2022.

During the three months ended June 30, 2023 and 2022, the Company incurred other general and administrative and professional expenses of $160,456 and $119,617, respectively. The increase was mainly due to the increased normal business activities in the Company’s subsidiaries for the three months ended June 30, 2023.

Net Loss

The net loss was $123,910 and $113,020 for the three months ended on June 30, 2023 and 2022, respectively. The increase in net loss in the current quarter was mainly due to the increase expenses of selling, general and administrative, professional expenses and share issuance for employee compensation as a result of the Company’s sustained operations.

Results of operation for the six months ended June 30, 2023 and 2022

Revenue

During the six months ended on June 30, 2023, the Company generated $15,004 of revenue from its consulting services compared to $7,979 of revenue for the period of the same quarter of year 2022. During the six months ended on June 30, 2023, the Company generated $6,082 of revenue from its online product sales through HZYS compared to $nil revenue for the six months ended June 30, 2022. In December 2022, the Company’ subsidiary, HZYS, worked with a third-party platform developer, formally launched our online store, Huanyumeiyuan Mall (the “HYMY”), through Tencent’s Wechat platform.

During the six months ended on June 30, 2023, the Company generated $1,423,276 of revenue from its aquaculture product sales through HWF compared to $nil revenue for the six months ended June 30, 2022.

	For the six months ended June 30,
	2023	2022	Increase (Decrease)	Percentage Change

Consulting services	$15,004	$7,979	$7,025	88%
Online product sales	6,082	—	6,082	100%
Aquaculture product sales	1,423,276	—	1,423,276	100%
	$1,444,362	$7,979	$1,436,383	18,002%

 Cost of Revenues

For the six months ended June 30, 2023, our cost of revenues amounted to $1,288,595 as compared to $nil for the six months ended June 30, 2022, an increase of $1,288,595 or 100%. The increase was mainly due to the increased sales of our online product sales and the aquaculture product sales which added to our sales segments recently.

Cost of revenue totaled $1,286,396 for aquaculture product sales for the six months ended June 30, 2023 comparing to $nil for the same quarter in 2022. Our cost for online product sales was $2,199 for the six months ended on June 30, 2023 compared to $nil for the same quarter in 2022.

	For the six months ended June 30,
	2023	2022	Increase (Decrease)	Percentage Change

Consulting services	$—	$—	$—	—%
Online product sales	2,199	—	2,199	100%
Aquaculture product sales	1,286,396	—	1,286,396	100%
	$1,288,595	$—	$1,288,595	100%

 Operating Expense

For the six months ended June 30, 2023, operating expense amounts to $893,516, as compared to $164,137 for the six months ended June 30, 2022, an increase of $729,379. The increase was mainly due to $576,000 stock-based compensation expense which is resulted from the issuance of 5,380,000 common shares of the Company grant.

During the six months ended June 30, 2023 and 2022, the Company incurred other general and administrative and professional expenses of $317,516 and $164,137 respectively. The increase was mainly due to the increased normal business activities in the Company’s subsidiaries for the six months ended June 30, 2023.

Net Loss

The net loss was $742,999 and $156,270 for the six months ended on June 30, 2023 and 2022, respectively. The increase in net loss in the current quarter was mainly due to the increase expenses of selling, general and administrative, professional expenses and share issuance for employee compensation as a result of the Company’s sustained operations.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $19,770,834 and $19,027,835, respectively. As of June 30, 2023, we had cash of $8,539 and a working capital deficit of $95,906. As of December 31, 2022, we had cash of $68,121 and a working capital deficit of $8,172. The increase in the working capital deficit was primarily due to cash used in operating activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May and June 2023, the Company sold a total of 336,168 shares of common stock to Forty-nine (49) non-U.S. investors at $0.20 per share for cash consideration received during the three months ended June 30, 2023. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On June 29, 2023, the Company granted a total of 750,000 shares of common stock of the Company to six employees pursuant to the Company’s 2022 Equity Incentive Plan, of which 200,000 shares of common stock were vested immediately and the fair value of the 200,000 shares totaled of $40,000 on June 29, 2023. The rest 550,000 shares of common stock were subject to vesting condition in three tranches within six months. During the three months ended June 30, 2023, 180,000 common stocks out of the 550,000 shares have been issued, and $36,000 share-based compensation was recorded in the statement of operations. 370,000 shares of common stocks are issuable, and the fair value of $74,000 was recorded as deferred compensation on the balance sheet.

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

LONGWEN GROUP CORP.

Date: August 14, 2023	/s/ Xizhen Ye
Xizhen Ye, Chief Executive Officer

Date: August 14, 2023	/s/ Xizhen Ye
Xizhen Ye, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

