Form 10-Q
period 2023-09-30
Longwen Group Corp.
filed 2023-11-20
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 17, 2023, the registrant had 79,825,094 shares of common stock outstanding.

LONGWEN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

		PAGE

	Note about Forward-Looking Statements	2

	PART I - FINANCIAL INFORMATION

Item 1	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	4
	Consolidated Statements of Operations and Other Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2023 and 2022	5
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022	6
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2023 and 2022	7
	Notes to Unaudited Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1	Legal Proceedings	22
Item 1A	Risk Factors	22
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Defaults Upon Senior Securities	22
Item 4	Mine Safety Disclosures	22
Item 5	Other Information	22
Item 6	Exhibits	23

SIGNATURES		24

EXHIBIT INDEX		25

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGWEN GROUP CORP.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,638	$68,121
Accounts receivable, net of allowance	378,155	—
Inventories	39,303	—
Prepaid expenses and other current assets	13,695	58,413
Total current assets	436,791	126,534

Property and equipment, net	250,419	274,370
Intangible assets, net	2,911	3,625
Goodwill	1,132	1,132
TOTAL ASSETS	$691,253	$405,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities, including $39,118 and $nil to a related party as of September 30, 2023 and December 31, 2022, respectively	$483,130	$31,962
Loans from third parties	82,181	12,250
Shareholder loans	147,982	90,494
Total current liabilities	713,293	134,706

TOTAL LIABILITIES	713,293	134,706

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 79,825,094 and 74,108,926 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	7,983	7,411
Common stock issuable	37	—
Deferred share-based compensation	(74,000)	—
Additional paid-in capital	20,002,164	19,285,539
Accumulated deficit	(19,959,957)	(19,027,835)
Accumulated other comprehensive income	1,733	5,840
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,040)	270,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$691,253	$405,661

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues
Consulting service income	$—	$11,328	$15,004	$19,307
Online product sales	—	—	6,082	—
Offline product sales	548,851	—	1,972,127	—
Total revenues	548,851	11,328	1,993,213	19,307

Cost of revenues
Online product sales	—	—	2,199	—
Offline product sales	550,116	—	1,836,512	—
Total cost of revenues	550,116	—	1,838,711	—

Gross Profit (Loss)	(1,265)	11,328	154,502	19,307

Operating Expenses
Professional expenses	61,806	30,011	168,001	111,346
Selling, general and administrative expenses	125,774	21,379	337,095	104,181
Share-based compensation	—	—	576,000	—

Total operating expenses	187,580	51,390	1,081,096	215,527

Loss from operations	(188,845)	(40,062)	(926,594)	(196,220)

Other income (expenses):
Interest expense	(104)	(47)	(260)	(375)
Other income (expense), net	(174)	(188)	(2,010)	28
Total other expense, net	(278)	(235)	(2,270)	(347)

Net loss before income tax	(189,123)	(40,297)	(928,864)	(196,567)
Income tax expense	—	—	3,258	—

Net loss	$(189,123)	$(40,297)	$(932,122)	$(196,567)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	3,673	2,255	(4,107)	157

Total other comprehensive income (loss)	3,673	2,255	(4,107)	157

Comprehensive loss	$(185,450)	$(38,042)	$(936,229)	(196,410)

Weighted average shares outstanding:
Basic and diluted	79,825,094	65,936,163	78,996,477	65,606,270

Earnings per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30
	2023	2022

Cash flows from operating activities:
Net loss	$(932,122)	$(196,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,645	1,328
Share-based compensation	576,000	—
Changes in operating assets and liabilities:
Accounts receivable	(392,588)	—
Inventories	(40,803)	—
Prepaid expenses and other current assets	43,864	(81,280)
Accounts payable and accrued liabilities	471,988	375
Net cash used in operating activities	(264,016)	(276,144)

Cash flows from investing activities:
Purchase of equipment	—	(7,753)
Cash obtained from business acquisition	—	7
Net cash used in investing activities	—	(7,746)

Cash flows from financing activities:
Proceeds from shareholder loans	83,640	86,741
Proceeds from loans due to third parties	211,415	287,876
Repayments to shareholder loans	(33,132)	—
Repayments of loans due to third parties	(123,710)	(75,757)
Proceeds from common stock issuance	67,234	278,357
Net cash provided by financing activities	205,447	577,217

Effect of exchange rate changes on cash and cash equivalents	(3,914)	(21,229)
Net (decrease) increase in cash and cash equivalents	(62,483)	272,098

Cash and cash equivalents, beginning balance	68,121	—
Cash and cash equivalents, ending balance	$5,638	272,098

Supplemental Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Acquisition of Hangzhou Longwen Enterprise Management with shareholder loan	$—	$993
Repayment of loans from third parties and interest by a related party on behalf of the Company	$14,050	$—
Common stocks issuable for deferred compensation	$23,221	$—
Acquisition of property by issuance of common stocks	$—	$265,178

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Deferred Share-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance June 30, 2023	—	$—	79,825,094	$7,983	$37	$20,002,164	$(74,000)	$(19,770,834)	$(1,940)	$163,410

Other comprehensive income	—	—	—	—	—	—	—	—	3,673	3,673
Net loss	—	—	—	—	—	—	—	(189,123)	—	(189,123)
Balance September 30, 2023	—	$—	79,825,094	$7,983	$37	$20,002,164	$(74,000)	$(19,959,957)	$1,733	$(22,040)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Deferred Share-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance December 31, 2022	—	$—	74,108,926	$7,411	$—	$19,285,539	$—	$(19,027,835)	5,840	$270,955

Shares issued for compensation	—	—	5,380,000	538	—	575,462	—	—	—	576,000
Shares issued for cash	—	—	336,168	34	—	67,200	—	—	—	67,234
Shares issuable for deferred compensation	—	—	—	—	37	73,963	(74,000)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,107)	(4,107)
Net loss	—	—	—	—	—	—	—	(932,122)	—	(932,122)
Balance September 30, 2023	—	$—	79,825,094	$7,983	$37	$20,002,164	$(74,000)	$(19,959,957)	$1,733	$(22,040)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance June 30, 2022	—	—	65,762,808	$6,577	$18,452,007	$(18,437,679)	$(2,098)	$18,807

Issuance of common stocks for cash	—	—	876,339	87	87,545	—	—	87,632
Other comprehensive income	—	—	—	—	—	—	2,255	2,255
Issuance of common stocks for property	—	—	2,651,780	265	264,913	—	—	265,178
Net loss	—	—	—	—	—	(40,297)	—	(40,297)
Balance September 30, 2022	—	—	69,290,927	$6,929	$18,804,465	$(18,477,976)	$157	$333,575

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance December 31, 2021	—	$—	65,127,061	$6,513	$18,261,346	$(18,281,409)	$—	$(13,550)

Issuance of common stock for cash	—	—	1,512,086	151	278,206	—	—	278,357
Issuance of common stocks for property	—	—	2,651,780	265	264,913	—	—	265,178
Other comprehensive loss	—	—	—	—	—	—	157	157
Net loss	—	—	—	—	—	(196,567)	—	(196,567)
Balance September 30, 2022	—	—	69,290,927	$6,929	$18,804,465	$(18,477,976)	$157	$333,575

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

On October 11, 2022, the Company and its subsidiary, Hangzhou Longwen entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Yusu Trading Co., Ltd. (“Hangzhou Yusu”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated Hangzhou Yushu became Hangzhou Longwen’s wholly owned subsidiary in the PRC. Hangzhou Yusu was originally registered on April 20, 2020 and has minimum operations since its inception. The Company recognize goodwill of $139 upon consummated the acquisition. Hangzhou Yusu generated revenues from online product sales and aquaculture product sales..

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

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

	Average Rate for the three months ended September 30,				Average Rate for the nine months ended September 30,
	2023		2022		2023		2022
China yuan (RMB)	RMB	7.2437	RMB	6.8506	RMB	7.0326	RMB	6.6001
United States dollar ($)		$1.0000		$1.0000		$1.0000		$1.0000

	Exchange Rate at
	September 30, 2023		December 31, 2022
China yuan (RMB)	RMB	7.3010	RMB	6.8972
United States dollar ($)		$1.0000		$1.0000

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of finished products and are stated at the lower of cost or net realizable value. Cost is calculated by applying the weighted -average method and physically applied first-in-first-out method (FIFO) in inventory stock in and out. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.

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

Concentration

During the three months ended September 30, 2023, the Company generated 45%, 24% and 18% of revenues from the top 3 customers, respectively. During the nine months ended September 30, 2023, the Company generated 47%, 13% and 13% of revenues from the top 3 customers, respectively. The Company’s cost of revenues consisted of 88% and 92% purchases from one top vendor for the three and nine months ended September 30, 2023, respectively. The Company’s revenue and cost of revenues were not material during the three and nine months ended September 30, 2022.

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

As of September 30, 2023 and December 31, 2022, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying value of the Company’s cash, accounts receivable, net, loans from third parties, shareholder loans and accounts payable and accrued liabilities approximates the fair value due to the short-term maturity.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. During the three and nine months ended September 30, 2023 and 2022, the Company determined that we have one reportable segment as we manage the business from the geography location.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the nine months ended September 30, 2023, the Company incurred a net loss of $932,122. The Company had an accumulated deficit of $19,959,957 as of September 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUIPMENT, NET

As of September 30, 2023 and December 31, 2022, equipment consisted of the following:

	September 30, 2023	December 31, 2022

Equipment	$7,008	$7,419
Property	256,314	271,319
Less: accumulated depreciation	(12,903)	(4,368)
Total property and equipment, net	$250,419	$274,370

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $6,756 between the addition of $263,070 and the cost as of September 30, 2023 is due to the fluctuation of foreign exchange rate. The office space is intended for internal use.

Depreciation expenses were $3,118 and $598 for the three months ended September 30, 2023 and 2022, respectively, which was included in selling, general and administrative expenses. Depreciation expenses were $9,645 and $1,328 for the nine months ended September 30, 2023 and 2022, respectively. The difference with the change in accumulated depreciation was due to exchange difference.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS FROM THIRD PARTIES

The Company’s loans from third parties consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Loan from a third-party lender; the loan bears a fixed interest at $500 per annum and due on demand	$—	$12,250
Loan from a third-party lender; unsecure, bearing an interest rate of 0.5% per annum, and due in one year	82,181	—
Loan from two third-party lenders; unsecure, non-interest-bearing, and due on December 30, 2023	—	—
Total loans	82,181	12,250
Less: current portion	(82,181)	(12,250)
Total non-current portion	$—	$—

On December 31, 2019, the Company entered into a loan agreement of $12,250 with a third-party individual with three-year term. The borrowing bears interest of $300 at the effective date of the contract and fixed rate at $500 per annum, which matured on December 31, 2022 and immediately became due on demand. The loan will be paid off in a single payment of the outstanding balance of principal and accrued interest on or before the expiration date of the loan agreement. As of December 31, 2022, the outstanding balance of the borrowing was $12,250, and the interest payable was $1,800, respectively.  During the three months ended March 31, 2023, the loan and interest payable in the total amount of $14,050 was repaid by the wife of the President, on behalf of the Company (Note 8). Total interest expenses for the loan were $nil and $47, respectively, for the three months ended September 30, 2023 and 2022. Total interest expenses for the loan were $nil and $375, respectively, for the nine months ended September 30, 2023 and 2022.

During the three months ended March 31, 2023, the Company borrowed $46,776 (RMB 320,000) from two third-party individuals. The loans are unsecure, non-interest-bearing, and due on December 30, 2023. After the first quarter of 2023, the Company borrowed additional $76,934 (RMB 550,000) and repaid $123,710 (RMB 870,000) to the two individuals. As of September 30, 2023, the loans are fully paid off.

During the three months ended March 31, 2023, the Company borrowed $87,705 (RMB 600,000) from a third-party individual. The loans are unsecure, bearing an interest rate of 0.5% per annum, and due in one year. As of September 30, 2023, the total amount owed to this third party is $82,181, with a difference of $5,524 due to foreign exchange fluctuation. During the three and nine months ended September 30, 2023, the Company accrued interest expense of $104 and $260, respectively.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAX

As of September 30, 2023 and December 31, 2022, the Company has incurred an accumulated net loss of approximately $20.0 million and $19.0 million which resulted in a net operating loss for income tax purposes. NOLs can carry forward indefinitely up to offset 80 percent of taxable income after CARES Act effect on December 31, 2017. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Significant components of the deferred tax assets and liabilities for income taxes as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Deferred tax assets
Net operating loss carry-forward	$826,721	$630,975
Total	$826,721	$630,975
Valuation allowance	(826,721)	(630,975)
Net deferred tax assets - noncurrent	$—	$—

Reconciliation of income tax provision and the accounting profit multiplied by U.S. federal income tax rate for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Loss at 21% statutory tax rate	$(39,716)	$(8,462)	$(195,746)	$(41,279)

Increase (decrease) in income taxes resulting from:
Net operating loss carry forward	—	—	—	—
Change in valuation allowance	39,716	8,462	195,746	41,279
	$—	$—	$—	$—

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stocks

As of September 30, 2023 and December 31, 2022, the Company had 79,825,094 and 74,108,926 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2022, the Company sold 635,747 and 876,339 shares of common stock to forty-five non-U.S. investors at $0.30 and $0.10 per share, respectively. Total $278,357 was received for total 1,512,086 shares of common stocks subscribed. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

During the nine months ended September 30, 2023, the Company sold 336,168 shares of common stock to forty-nine non-U.S. investors at $0.10 and $0.20 per share, respectively. Total $67,234 subscription was received. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

On January 19, 2023, the Company granted total 5,000,000 shares of common stock of the Company to six employees and one consultant pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled of $500,000 on the grant dates.

On June 29, 2023, the Company granted a total of 200,000 shares of common stock of the Company to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled of $40,000 on the grant date, which was recorded in share-based compensation on the consolidated statement of operations. On the same date, the Company granted 550,000 common stocks issuable to four individuals at a fair value of $0.20 per share, subject to vesting condition in three tranches within six months, with 180,000 vested immediately. During the three months ended September 30, 2023, the vesting of the remaining traches was suspended and subject to further performance review, therefore, no further share-based compensation has been recorded. During the nine months ended September 30, 2023, the Company recognized share-based compensation of $36,000 as a result of the grant of these 550,000 common stocks. As of September 30, 2023, 180,000 common stocks have been issued, and 370,000 common stocks are issuable, and the remaining value of $74,000 was recorded as deferred compensation on the consolidated balance sheet.

As of September 30, 2023, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 370,000. The following table represents the restricted stock award activities during the nine months ended September 30, 2023.

	Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	—	$ —
Granted	550,000	0.20
Vested	(180,000)	0.20
Forfeited	—	—
Non-vested at September 30, 2023	370,000	0.20

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company borrowed total $82,107 from the President of the Company for its normal business operations and the acquisition of Hangzhou Longwen. From July 2022 to December 2022, the Company borrowed additional $9,676 from the President of the Company. As of December 31, 2022, the total amount owed to the President was $90,494, with a difference of $1,289 due to the foreign exchange fluctuation. During the nine months ended September 30, 2023, the Company repaid $17,086 (RMB 123,000) to the President. As of September 30, 2023, the balance of the loan due to our President was $69,339. The difference of $4,069 is due to the fluctuation in foreign exchange. The borrowing is unsecured, non-interest-bearing and due on demand.

During the three months ended March 31, 2023, the wife of President of the Company, repaid commercial loan and accrued interest in the total amount of $14,050 on behalf of the Company. During the nine months ended September 30, 2023, the Company received advances of $83,640 in cash from and repaid $16,046 to the wife of President of the Company. As of September 30, 2023, the amount due to this related party was $78,643, with difference of $3,001 due to the fluctuation in foreign exchange.

During the nine months ended September 30, 2023, the Company purchased inventory in the total amount of $39,118 from Hangzhou Longwen Culture Media Ltd. (“HZLWCM”), an entity under the control by the daughter of the President of the Company. As of September 30, 2023, the amount payable to HZLWCM totaled $39,118, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 9 – COMMITMENTS

During the year ended December 31, 2022, the Company entered into leases with third parties for office spaces and a parking spot in Hangzhou, PRC, all with a lease term of 12 months. The remaining minimum lease payments under the three leases as of September 30, 2023 was approximately $nil.

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

Results of operation for the three months ended September 30, 2023 and 2022

Revenue

During the three months ended on September 30, 2023, the Company generated $nil of revenue from its consulting services compared to $11,328 for the period of the same quarter of year 2022. As of June 30, 2023, the Company has terminated the consulting agreements with Linhai Dingji Auto Service Co., Ltd (China) (“Linhai Dingji”) and Yunnan Yusu Import and Export Trading Co., Ltd (China) (“Yunnan Yusu”) due to the Company’s business strategy adjustment. The managements of the Company have decided to be more focus on the aquaculture product sales segment from the year 2023.

On March 3, 2023, Hangzhou Longwen established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. During the three months ended on September 30, 2023, the Company generated $548,851 of revenue from its aquaculture product sales through HWF compared to $nil revenue for the three months ended September 30, 2022. We expect our newly added aquaculture product sales segment will become an important source of revenue for the Company in the year 2023.

	For the three months ended September 30,
	2023	2022	Increase (Decrease)	Percentage Change

Consulting services	$—	$11,328	$(11,328)	(100)%
Online product sales	—	—	—	—%
Aquaculture product sales	548,851	—	548,851	100%
	$548,851	$11,328	$537,523	4,745%

Cost of Revenues

For the three months ended September 30, 2023, our cost of revenues amounted to $550,116 as compared to $nil for the three months ended September 30, 2022, an increase of $550,116 or 100%. The increase was mainly due to the increased sales of the aquaculture product which was added to our sales segments in the first quarter of this year.

	For the three months ended September 30,
	2023	2022	Increase (Decrease)	Percentage Change

Consulting services	$—	$—	$—	—%
Online product sales	—	—	—	—%
Aquaculture product sales	550,116	—	550,116	100%
	$550,116	$—	$550,116	100%

 Operating Expense

For the three months ended September 30, 2023, our operating expense amounts to $187,580, as compared to $51,390 for the three months ended September 30, 2022, an increase of $136,190. The increase was mainly due to the increased office and professional expenses as two subsidiaries were set up after the second quarter of 2022.

During the three months ended September 30, 2023 and 2022, the Company incurred other general and administrative and professional expenses of $187,580 and $51,390, respectively. The professional expenses mainly included consulting expenses and financial advisor fees.

Net Loss

The net loss was $189,123 and $40,297 for the three months ended on September 30, 2023 and 2022, respectively. The increase in net loss in the current quarter was mainly due to the increase expenses of selling, general and administrative and professional.

Results of operation for the nine months ended September 30, 2023 and 2022

Revenue

During the nine months ended on September 30, 2023, the Company generated $15,004 of revenue from its consulting services compared to $19,307 of revenue for the period of the same quarter of year 2022. During the nine months ended on September 30, 2023, the Company generated $6,082 of revenue from its online product sales through HZYS compared to $nil revenue for the nine months ended September 30, 2022. In December 2022, the Company’ subsidiary, HZYS, worked with a third-party platform developer, formally launched our online store, Huanyumeiyuan Mall (the “HYMY”), through Tencent’s Wechat platform.

During the nine months ended on September 30, 2023, the Company generated $1,972,127 of revenue from its aquaculture product sales through HWF compared to $nil revenue for the nine months ended September 30, 2022.

	For the nine months ended September 30,
	2023	2022	Increase (Decrease)	Percentage Change

Consulting services	$15,004	$19,307	$(4,303)	(22)%
Online product sales	6,082	—	6,082	100%
Aquaculture product sales	1,972,127	—	1,972,127	100%
	$1,993,213	$19,307	$1,973,906	10,224%

 Cost of Revenues

For the nine months ended September 30, 2023, our cost of revenues amounted to $1,838,711 as compared to $nil for the nine months ended September 30, 2022, an increase of $1,838,711 or 100%. The increase was mainly due to the increased sales of our online product sales and the aquaculture product sales which added to our sales segments in the first quarter of this year.

Cost of revenue totaled $1,836,512 for aquaculture product sales for the nine months ended September 30, 2023 comparing to $nil for the same quarter in 2022. Our cost for online product sales was $2,199 for the nine months ended on September 30, 2023 compared to $nil for the same quarter in 2022.

	For the nine months ended September 30,
	2023	2022	Increase (Decrease)	Percentage Change

Consulting services	$2,199	$—	$2,199	100%
Online product sales	—	—	—	—%
Aquaculture product sales	1,836,512	—	1,836,512	100%
	$1,838,711	$—	$1,838,711	100%

 Operating Expense

For the nine months ended September 30, 2023, operating expense amounts to $1,081,096 as compared to $215,527 for the nine months ended September 30, 2022, an increase of $865,569. The increase was mainly due to $576,000 stock-based compensation due to the issuance of 5,380,000 common shares of the Company grant and increased expenses and fees due to the business development and expansion.

During the nine months ended September 30, 2023 and 2022, the Company incurred other general and administrative and professional expenses of $505,096 and $215,527 respectively. The professional expenses mainly included consulting expenses and financial advisor fees.

Net Loss

The net loss was $932,122 and $196,567 for the nine months ended on September 30, 2023 and 2022, respectively. The increase in net loss in the current quarter was mainly due to the increase expenses of selling, general and administrative, professional expenses and share issuance for employee compensation as a result of the Company’s sustained operations.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $19,959,957 and $19,027,835, respectively. As of September 30, 2023, we had cash of $5,638 and a working capital deficit of $276,502. As of December 31, 2022, we had cash of $68,121 and a working capital deficit of $8,172. The increase in the working capital deficit was primarily due to cash used in operating activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LONGWEN GROUP CORP.

Date: November 20, 2023	/s/ Xizhen Ye
Xizhen Ye, Chief Executive Officer

Date: November 20, 2023	/s/ Xizhen Ye
Xizhen Ye, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

