Form 10-K
period 2023-12-31
Longwen Group Corp.
filed 2024-04-01
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [  ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant include in the filing reflect the correction of an error to previously issued financial statements. [  ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2023 the last business day of the Company’s most recently completed second fiscal quarter was $2,782,089 based on the closing price of $0.16 per share, as reported on the over-the-counter bulletin board.

As of March 29, 2024, there were 79,676,232 shares of Common Stock, $0.0001 par value, outstanding.

LONGWEN GROUP CORP. FORM 10-K TABLE OF CONTENTS

i

In this Annual Report on Form 10-K (this “Annual Report”), unless otherwise stated or as the context otherwise requires, references to “Longwen Group Corp.” “Longwen,” the “Company,” “we,” “us,” “our” and similar references refer to Longwen Group Corp., a Nevada corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report are the property of Longwen Group Corp. This Annual Report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this Annual Report are the property of their respective holders.

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

On February 23, 2022, the Company entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Wenyuan Enterprise Management Co., Ltd. (“Hangzhou Wenyuan”) (FKA: Hangzhou Longwen Enterprise Management Co., Ltd or “Hangzhou Longwen”), a wholly foreign-owned enterprise (“WOFE”) in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Wenyuan became the Company’s wholly owned subsidiary in the PRC. Hangzhou Wenyuan was originally registered on January 4, 2012 and has minimum operations since its inception. The Company recognize $993 goodwill upon consummated the acquisition. On February 27, 2024, Hangzhou Longwen Enterprise Management Co., Ltd changed its name to Hangzhou Wenyuan Enterprise Management Co., Ltd. through Hangzhou Market Supervision and Administration Bureau in China.

On October 11, 2022, the Company and its subsidiary, Hangzhou Wenyuan entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Yusu Trading Co., Ltd. (“HZYS”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated HZYS became Hangzhou Wenyuan’s wholly owned subsidiary in the PRC. HZYS was originally registered on April 20, 2020 and has minimum operations since its inception.

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change of the economic situation and the sales of aquacultural products is not as expected, the management intended to change its operations and subsequently on March 27, 2024, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF has been identified as discontinued operations with aquacultural products. Such assets and liabilities are classified as assets and liabilities held for sale, and its management’s intention to complete the sales on Mach 27, 2024. From the first quarter of year 2024, the Company began to sell cultural and health products through its subsidiary HZYS. The management expects this newly added business segment will become a new driving force for the Company’s revenue growth in 2024.

The following diagram illustrates our corporate structure as of March 29, 2024.

•	Longwen Group Corp., a Nevada holding company, was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005.

•	Hangzhou Wenyuan Enterprise Management Co., Ltd. (“Hangzhou Wenyuan” or the “WOFE”), a wholly foreign-owned enterprise established in the PRC on January 4, 2012, and now is 100% directly owned by Longwen Group Corp.

•	On October 11, 2022, the Company and its subsidiary, Hangzhou Wenyuan entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Yusu Trading Co., Ltd. ("HZYS"), a limited liability company in Hangzhou, the People's Republic of China (the "PRC"). Upon consummated, HZYS became Hangzhou Wenyuan's wholly owned subsidiary in the PRC. HZYS was originally registered on April 20, 2020 and has minimum operations since its inception.

•	On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change of the economic situation and the sales of aquacultural products is not as expected, the management intended to change its operations and subsequently on March 27, 2024, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of HWF.

General Business Plan

The Company’s primary objective is to engage in cultural and health product sales, as well as to provide project development and management in culture fields, including antique project promotion and development, traditional magazine project cooperation and development, the marketing and development of audio and visual products and etc. Since the fourth quarter of 2022, the Company also entered into the E-commerce market and the aquaculture product sales industry but the aquaculture sales segment of the Company was subsequently discontinued by the decision of the management on March 27, 2024, due to the change of the economic situation and the sales of aquacultural products is not as expected. From the first quarter of year 2024, the Company began to sell cultural and health products through its subsidiary HZYS.

1.	On March 15, 2022, Hangzhou Wenyuan, the Company’s 100% controlled subsidiary, entered into a Consulting Service Agreement (the “Service Agreement”) with Yunnan Yusu Import and Export Trading Co., Ltd (China) (“Yunnan Yusu”). Pursuant to the Service Agreement, Hangzhou Wenyuan will provide a series of consulting services to Yunnan Yusu including to assist in the preparation of jadeite sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with jadeite business negotiation and business website maintenance. As of June 30, 2023, the Company has terminated the consulting agreements with Yunnan Yusu due to the Company’s business strategy adjustment.

2.	On September 2, 2022, Hangzhou Wenyuan entered into a Consulting Service Agreement with Linhai Dingji Auto Service Co., Ltd (China) (“Linhai Dingji”), pursuant to which, Hangzhou Wenyuan will provide a series of consulting services to Linhai Dingji, including to assist in the preparation of member sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with auto parts business negotiation and auto parts valuation. As of June 30, 2023, the Company has terminated the consulting agreements with Linhai Dingji due to the Company’s business strategy adjustment.

3.	On September 5, 2022, Hangzhou Wenyuan entered into a Consulting Service Agreement with Linhai Aodiluo Ecotourism Development Co., Ltd (China) (“Linhai Aodiluo”), pursuant to which, Hangzhou Wenyuan will provide a series of consulting services to Linhai Aodiluo, including to assist in the preparation of member sales and purchase agreement, assist with tax filing, assist with financial report preparation, assist with ecotourism business negotiation and business website content publicity. The service agreement was terminated in December 2022 due to the company dissolvement of Linhai Aodiluo.

4.	In December 2022, the Company’ subsidiary, HZYS, worked with a third-party platform developer, formally launched our online store, Huanyumeiyuan Mall (the “HYMY”), through Tencent’s Wechat platform. During the year ended December 31, 2023, we have total sales of USD $6,082. We expect our online store sales to become an important section of the Company’s total revenues in the year of 2024.

 .

5.	On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change of the economic situation and the sales of aquacultural products is not as expected, the management intended to change its operations and subsequently on March 27, 2024, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF has been identified as discontinued operations with aquacultural products.

6.	From the first quarter of year 2024, the Company began to sell cultural and health products through its subsidiary HZYS. The management expects this newly added business segment will become a new driving force for the Company’s revenue growth in 2024.

Sales and Marketing

During the year 2023, our main revenues are mainly derived from the discontinued business of aquacultural products sales through HWF. Beginning from the first quarter of year 2024, our business strategy has changed to cultural and health product sales through our subsidiary HZYS, and HZYS has generated revenues from the cultural and health product sales in the first quarter of 2024. Our President, Mr. Ye is an excellent industry professional in the cultural and health product sales and project management and development field for more than 20 years. We believe he has the wealth of experience and contacts to help the Company to expand our business.

 Competition

The cultural and health product market is highlight competitive and many large companies of same type or chain stores may provide more products or after-sales services than we do currently. In order to successfully compete in our industry, we will need to:

•	Retain more experienced employees of the cultural and health product market;

•	Raise funds to support our business plan;

•	Set up an effective platform and sales channel to promote our business strategy;

However, there can be no assurance that even if we do these things, we will be able to compete effectively with the other companies in our industry. We believe that we have the required management expertise in the cultural and health industry with good marketing strategy and compatible service package.

Government Regulations

Our wholly owned subsidiary, Hangzhou Wenyuan, HZYS and HWF, are incorporated and operating in mainland China. Hangzhou Wenyuan, HZYS and HWF have received all permission required to obtain from Chinese authorities to operate its current business in China, including Business License and Bank Account Open Permit.

Intellectual Property

We own no intellectual property as of December 31, 2023.

Employees

As of March 29, 2024, we have eight employees in China. Meanwhile, we have also engaged accounting, legal, consultant and other part-time and occasional services.

Reports to Security Holders

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 00011596.

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

Our subsidiaries, Hangzhou Wenyuan, HZYS and HWF are formed under and governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference, but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

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

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security (draft for public comments) and accepted public comments until December 13, 2021. The draft Regulations on Network Data Security provide that data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year. On December 28, 2021, the Measures for Cybersecurity Review (2021 version) was promulgated and took effect on February 15, 2022, which iterates that any “online platform operators” controlling personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. As advised by our PRC legal counsel, Zhejiang TaoTeng, neither we nor our subsidiaries Hangzhou Wenyuan, HZYS and HWF are among the “operator of critical information infrastructure” or “data processor” as mentioned above.

The Company, through Hangzhou Wenyuan, HZYS and HWF, is to engage in project development and management in cultural fields, as well as aquacultural product industry in China, and neither the Company nor its subsidiaries are engaged in data activities as defined under the Personal Information Protection Law, which includes, without limitation, collection, storage, use, processing, transmission, provision, publication and deletion of data. In addition, neither the Company nor its subsidiary is an operator of any “critical information infrastructure” as defined under the PRC Cybersecurity Law and the Security Protection Measures on Critical Information Infrastructure. However, Measures for Cybersecurity Review (2021 version) was recently adopted and the Regulations on Network Data Security (draft for comments) is in the process of being formulated and the Opinions remain unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities.

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

As of the date of this Annual Report, neither we nor any of the PRC subsidiaries have been subject to any investigation, or received any notice, warning, or sanction from the CSRC or other applicable government authorities related to our listing. If we are required to file with the CSRC for our future offering, there is no assurance that we can complete such filing in a timely manner or even at all. Any failure by us to comply with such filing requirements may result in an order to rectify, warnings and fines against us and could materially hinder our ability to offer or continue to offer our securities.

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

Under PRC laws and regulations, our PRC directly owned subsidiary, Hangzhou Wenyuan, may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital.

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

Our auditor, Simon & Edward, LLP (“S&E”), the independent registered public accounting firm that issues the audit report included elsewhere in this Annual Report as an auditor registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. S&E is headquartered in the United States and is subject to inspection by the PCAOB on a regular basis.

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

Risks Relating to Our Company and Our Industry

We rely entirely on the operations of our subsidiaries in the PRC. Any successes or failures of our subsidiaries’ operations will directly impact our financial condition and may cause your investment to be either positively or negatively impacted. Many very large and chain companies have or are entering into various aspects of the cultural and health product industry, and project development and management in cultural industry that we intend serve or that they are offering services that indirectly compete with businesses. These factors could result in declining revenue, or inability to grow our business.

Numerous large and chain companies have entered into various aspects of our business categories. There currently are a number of companies worldwide that have already occupied a big portion of the market in which we intend to operate. As a small, early-stage company, it is uncertain if and how we will be able to compete with the competitors and products that are already being deployed and familiar by customers. While we believe that we currently have a competitive advantage because of our experienced management team and marketing strategy. However, we cannot give any assurance that we will in fact be able to successfully compete with the existing or new competitors in this mature and evolving marketplace.

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

Our Certificate of Incorporation authorizes the issuance of 550,000,000 shares of common stock, of which 79,676,232 shares are issued and outstanding, as of the date of this Annual Report. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 50,000,000 shares of preferred stock with no share issued and outstanding as of the date of this Annual Report. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section of this Annual Report.

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

Not applicable.

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

On March 29, 2024, the closing price of our common stock reported on the OTC Markets was $0.26 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low closing prices of our common stock, as reported on the OTC Markets

Year 2021	Low	High
January 1, 2021 to March 31, 2021	$0.04	$4.00
April 1, 2021 to June 30, 2021	$0.76	$2.97
July 1, 2021 to September 30, 2021	$0.10	$2.10
October 1, 2021 to December 31, 2021	$0.20	$1.00

Year 2022	Low	High
January 1, 2022 to March 31, 2022	$0.33	$2.89
April 1, 2022 to June 30, 2022	$0.51	$1.00
July 1, 2022 to September 30, 2022	$0.51	$0.90
October 1, 2022 to December 31, 2022	$0.25	$0.90

Year 2023	Low	High
January 1, 2023 to March 31, 2023	$0.27	$0.65
April 1, 2023 to June 30, 2023	$0.16	$0.30
July 1, 2023 to September 30, 2023	$0.08	$0.16
October 1, 2023 to December 31, 2023	$0.08	$0.11

Year 2024	Low	High
January 1, 2024 to March 29, 2024	$0.11	$0.26

Holders

There are approximately 304 holders of the Company’s Common Stock as of March 26, 2024. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans

A total of 10,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2022 Equity Incentive Plan. As of March 29, 2024, 8,430,000 shares of common stock have been issued from our 2022 Equity Incentive Plan.

A total of 5,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2023 Equity Incentive Plan. As of March 29, 2024, no shares of common stock have been issued from our 2023 Equity Incentive Plan.

Securities Currently Outstanding

•	Our Certificate of Incorporation authorizes the issuance of 550,000,000 shares of common stock, of which 79,676,232 shares were issued and outstanding, as of March 29, 2024.

•	Our Certificate of Incorporation authorizes us to issue up to 50,000,000 shares of preferred stock with no share issued and outstanding as of March 29, 2024.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

Our transfer agent is West Coast Stock Transfer Inc., 721 N. Vulcan Ave. Ste 106, Encinitas, CA 92024. Their telephone number is (619) 664-4780.

Recent Sales of Unregistered Securities

Issuance of Common Stock

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

On September 28, 2022, the Company and its subsidiary, Hangzhou Wenyuan closed an assets sale and purchase agreement with a third-party seller to acquire an office suite located in Hangzhou, China by issuing 2,651,780 shares of common stock of the Company, $0.10 per share with a total value of $265,178.

In May and June 2023, the Company sold a total of 336,168 shares of common stock to Forty-nine (49) non-U.S. investors at $0.20 per share for cash consideration. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

In December 2023, the Company sold a total of 150,000 shares of common stock to three (3) non-U.S. investors at $0.28 per share for cash consideration. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

In January 2024, the Company sold a total of 143,486 shares of common stock to eight (8) non-U.S. investors at $0.30 per share for cash consideration. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

In February 2024, the Company sold a total of 187,242 shares of common stock to four (4) non-U.S. investors at $0.30 per share for cash consideration. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend. Also on February 18, 2024, the Company converted a loan in the total amount of $83,847 with a related party, to exchange issuance of 279,490 shares of the common stock of the company to the related party, at $0.30 per share.

In March 2024, the Company sold a total of 290,921 shares of common stock to four (4) non-U.S. investors at $0.30 per share for cash consideration. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

On February 23, 2022, the Company entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Wenyuan Enterprise Management Co., Ltd. (“Hangzhou Wenyuan”) (FKA: Hangzhou Longwen Enterprise Management Co., Ltd or “Hangzhou Longwen”), a wholly foreign-owned enterprise (“WOFE”) in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Wenyuan became the Company’s wholly owned subsidiary in the PRC. Hangzhou Wenyuan was originally registered on January 4, 2012 and has minimum operations since its inception. The Company recognize $993 goodwill upon consummated the acquisition. On February 27, 2024, Hangzhou Longwen Enterprise Management Co., Ltd changed its name to Hangzhou Wenyuan Enterprise Management Co., Ltd. through Hangzhou Market Supervision and Administration Bureau in China.

On October 11, 2022, the Company and its subsidiary, Hangzhou Wenyaun entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Yusu Trading Co., Ltd. (“HZYS”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated HZYS became Hangzhou Wenyuan’s wholly owned subsidiary in the PRC.

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. On March 27, 2024, the Company entered into an agreement to sell certain assets and liabilities of HWF, due to the change of the economic situation and the sales of aquacultural products is not as expected. HWF has been identified as discontinued operations. From the first quarter of year 2024, the Company began to sell cultural and health products through its subsidiary HZYS. The management expects this newly added business segment will become a new driving force for the Company’s revenue growth in 2024.

Revenue

During the year 2023, the Company mainly generate revenues through the provisions of consulting services, online product sales and discontinued aquacultural product sales through its subsidiaries.

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

Results of Operations

Results of Operations for the Years Ended on December 31, 2023 and 2022

Discontinued Operations – Aquacultural product sales

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. During the year ended December 31, 2023, the Company generated $2,050,313 of revenue from its aquaculture product sales through HWF compared to $nil revenue for the year ended December 31, 2022. Our newly added aquaculture product sales segment has become an important source of revenue for the Company in the year 2023. However, due to the change of the economic situation and the sales of aquacultural products is not as expected, our management intended to change its operations. Subsequently on March 27, 2024, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF has been identified as discontinued operations in the accompanying consolidated financial statements. Net loss from discontinued operations for 2023 and 2022 were $3,906 and $nil, respectively.

Revenue

During the year ended on December 31, 2023, the Company generated $15,004 of revenue from its consulting services compared to $36,418 for the year in 2022. As of June 30, 2023, the Company has terminated the consulting agreements with Linhai Dingji Auto Service Co., Ltd (China) (“Linhai Dingji”) and Yunnan Yusu Import and Export Trading Co., Ltd (China) (“Yunnan Yusu”) due to the Company’s business strategy shifting.

	For the year ended December 31,
	2023	2022	Increase (Decrease)	Percentage Change

Consulting services	$15,004	$36,418	$(21,414)	(59)%
Online product sales	6,082	1,788	4,294	240%
Offline product sales	—	2,931	(2,931)	(100)%
	$21,086	$41,137	$(20,051)	(49)%

Operating Expense

For the year ended December 31, 2023, our operating expense amounts to $1,033,085, as compared to $787,173 for the year ended December 31, 2022, an increase of $245,912. The increase was mainly due to the increased share-based compensation and general and administrative expenses.

During the years ended December 31, 2023 and 2022, the Company incurred other general and administrative and professional expenses of $457,085 and $362,173, respectively. The professional expenses mainly included consulting expenses and financial advisor fees.

Net Loss

Including loss from discontinued operations, the net loss was $1,026,458 and $746,426 for the years ended December 31, 2023 and 2022, respectively. The increase in net loss in the current quarter was mainly due to the increase expenses of selling, general and administrative and professional.

Liquidity and Capital Resources

The Company had total assets in the amount of $843,723 and $405,661 as of December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023, the Company had cash of $18,449, comparing to $68,121 as of December 31, 2022. The Company had working capital deficit of $335,139 as of December 31, 2023 comparing working capital deficit of $8,172 as of December 31, 2022.

During the year ended December 31, 2023, the Company had cash used in operating activities in the amount of $338,609 comparing to $342,186 in the prior year. The change in cash used in operating activities is mainly due to the increase in operations. The cash provided by financing activities decreased to $293,640 in the current year comparing to the prior year of $426,696. The decrease is mainly due to the decreased issuance of common shares for cash.

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

Audited Consolidated Financial Statements for the Years Ended December 31, 2023 and 2022

17506 Colima Road, Ste 101, City of Industry, CA 91748 Tel: +1 (626) 581-0818 Fax: +1 (626) 581-0809

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Longwen Group Corp.

Hangzhou, China

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Longwen Group Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 2485

Rowland Heights, CA

April 1, 2024

LONGWEN GROUP CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$18,449	$68,121
Inventories	40,373	—
Other current assets	45,628	58,413
Current assets from discontinued operations	480,569	—
Total current assets	585,019	126,534

Property and equipment, net	254,578	274,370
Intangible assets, net	2,994	3,625
Goodwill	1,132	1,132
TOTAL ASSETS	$843,723	$405,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$119,469	$31,962
Shareholder loan	198,510	90,494
Loans from third parties	84,533	12,250
Advances from customers	33,171	—
Current liabilities from discontinued operations	484,475	—
Total current liabilities	920,158	134,706

TOTAL LIABILITIES	920,158	134,706

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 78,775,094 and 74,108,926 shares issued and outstanding as of December 31, 2023 and 2022, respectively	7,878	7,411
Additional paid-in capital	19,970,306	19,285,539
Accumulated deficit	(20,054,293)	(19,027,835)
Accumulated other comprehensive (loss) income	(326)	5,840
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(76,435)	270,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$843,723	$405,661

The accompanying notes are an integral part of these consolidated financial statements.

LONGWEN GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022

Revenues
Consulting service income	$15,004	$36,418
Online product sales	6,082	1,788
Offline product sales	—	2,931
Total revenues	21,086	41,137

Cost of revenues
Online product sales	2,199	—
Total cost of revenues	2,199	—
Gross profit	18,887	41,137

Operating expenses:
Professional expenses	169,255	106,482
Share-based compensation	576,000	425,000
Selling, general and administrative expenses	287,830	255,691
Total operating expenses	1,033,085	787,173

Loss from operations	(1,014,198)	(746,036)

Other income (expenses):
Interest expenses	(365)	(500)
Other income, net	(7,989)	110
Total other expenses, net	(8,354)	(390)

Net loss from continuing operations	(1,022,552)	(746,426)

Loss from discontinued operations	(3,906)	—
Net loss	$(1,026,458)	$(746,426)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	(6,166)	5,840
Comprehensive loss	$(1,032,624)	$(740,586)

Weighted average shares outstanding:
Basic and diluted	79,197,184	67,215,968

Loss per share:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	$(0.00)	$—
Basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

  LONGWEN GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,026,458)	$(746,426)
Adjustment to reconcile net loss used in operating activities:
Loss from discontinued operations	3,906	—
Depreciation and amortization	12,604	4,434
Bad debt expense	6,359	—
Share-based compensation	576,000	425,000
Changes in operating assets and liabilities:
Other current assets	12,130	(56,242)
Accounts receivable	(6,359)	—
Inventories	(40,495)	—
Accounts payable and accrued liabilities	90,430	31,048
Advances from customers	33,271	—
Net cash used in operating activities from continuing operations	(338,612)	(342,186)
Net cash used in operating activities from discontinued operations	3	—
Net cash used in operating activities	(338,609)	(342,186)

Cash flows from investing activities:
Purchase of property and equipment	—	(7,531)
Acquisition of intangible assets	—	(3,517)
Net cash used in investing activities	—	(11,048)

Cash flows from financing activities:
Proceeds from third parties	87,705	287,876
Repayments to third parties	—	(287,876)
Proceeds from a shareholder	142,008	91,783
Repayment to shareholder	(45,307)	—
Proceeds from issuance of common stock	109,234	334,913
Net cash provided by financing activities	293,640	426,696

Effect of exchange rate changes in cash and cash equivalents	(4,700)	(5,341)
Net (decrease) increase in cash and cash equivalents	(49,669)	68,121
Cash and cash equivalents, beginning balance	68,121	—
Less: cash and cash equivalents, ending balance from discontinued operations	(3)	—
Cash and cash equivalents, ending balance	$18,449	$68,121

Supplement Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Acquisition Hangzhou Wenyuan Management by obtaining shareholder loan	$—	$993
Acquisition of Yushu by other payable	$—	$141
Repayment of commercial loan by related party on behalf of the Company	$14,050	$—
Common stock issued for property acquisition	$—	$265,178

The accompanying notes are an integral part of these financial statements

LONGWEN GROUP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance December 31, 2021	—	$—	65,127,061	$6,513	$18,261,346	$(18,281,409)	$—	$(13,550)

Common shares issued for cash	—	—	2,080,085	208	334,705	—	—	334,913

Common shares issued for property acquisition	—	—	2,651,780	265	264,913	—	—	265,178

Common shares issued for services	—	—	4,250,000	425	424,575	—	—	425,000

Net loss	—	—	—	—	—	(746,426)	—	(746,426)

Foreign currency translation gain	—	—	—	—	—	—	5,840	5,840

Balance December 31, 2022	—	$—	74,108,926	$7,411	$19,285,539	$(19,027,835)	$5,840	$270,955

Share-based compensation	—	—	5,380,000	538	575,462	—	—	576,000

Common shares issued for cash	—	—	486,168	49	109,185	—	—	109,234

Share cancellation	—	—	(1,200,000)	(120)	120	—	—	—

Net loss	—	—	—	—	—	(1,026,458)	—	(1,026,458)

Foreign currency translation gain	—	—	—	—	—	—	(6,166)	(6,166)

Balance December 31, 2023	—	$—	78,775,094	$7,878	$19,970,306	$(20,054,293)	$(326)	$(76,435)

The accompanying notes are an integral part of these consolidated financial statements

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On February 23, 2022, the Company entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Wenyuan Enterprise Management Co., Ltd. (“Hangzhou Wenyuan”) (FKA: Hangzhou Longwen Enterprise Management Co., Ltd or “Hangzhou Longwen”), a wholly foreign-owned enterprise (“WOFE”) in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Wenyuan became the Company’s wholly owned subsidiary in the PRC. Hangzhou Wenyuan was originally registered on January 4, 2012 and has minimum operations since its inception. The Company recognize $993 goodwill upon consummated the acquisition. On February 27, 2024, Hangzhou Longwen Enterprise Management Co., Ltd changed its name to Hangzhou Wenyuan Enterprise Management Co., Ltd. through Hangzhou Market Supervision and Administration Bureau in China.

On October 11, 2022, the Company and its subsidiary, Hangzhou Wenyuan entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Yusu Trading Co., Ltd. (“Hangzhou Yushu”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated Hangzhou Yushu became Hangzhou Wenyuan’s wholly owned subsidiary in the PRC. Hangzhou Yushu was originally registered on April 20, 2020 and has minimum operations since its inception. The Company recognize goodwill of $139 upon consummated the acquisition. Hangzhou Yushu generated revenues from online product sales and aquaculture product sales during the year ended December 31, 2022.

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc.  Due to the change of the economic situation and the sales of aquacultural products is not as expected, the management intended to change the Company’s operations and subsequently on March 27, 2024, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF has been identified as discontinued operations with aquacultural products. Such assets and liabilities are classified as assets and liabilities held for sale, and its management’s intention to complete the sales on March 27, 2024.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions. Signiant estimates are used in the useful lives and impairment of property and equipment, the valuation of deferred tax assets, share-based compensation, accounting estimates used in the business combination, among others.

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

Goodwill and intangible Assets

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of the identifiable net tangible and intangible assets acquired.

Goodwill is tested for impairment, at a minimum, on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The Company’s policy is to perform its annual impairment test of goodwill as of December 31 of each fiscal year. Based on our most recent annual impairment assessment, we determined that no adjustment to the carrying value of goodwill of our reporting unit as required.

Intangible assets with definite use life are amortized on a straight-line basis over the estimate useful lives of the assets.

Impairment of Long-Lived Assets

The Company evaluates property and equipment and finite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the long–lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third–party independent appraisals, as considered necessary. The Company determined that the values of its long-lived assets as of December 31, 2023 and 2022, are supportable and recoverable.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	Exchange rate at December 31,
	2023		2022
Chinese Yuan (RMB)	RMB	7.0978	RMB	6.8972
United States Dollar ($)		1.000		$1.000

	Average exchange rate
	2023		2022
For the year ended December 31,
Chinese Yuan (RMB)	RMB	7.0764	RMB	6.7940
United States Dollar ($)		1.000		$1.000

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

The Company’s aquaculture product sales consist of selling aquacultural products to customers through offline channel. Revenue is recognized at a point in time when the products are delivered to and accepted by end customers. The Company concludes the presentation of revenue generated from selling of aquaculture products is at a gross basis as the Company acts as a principal by controlling sales transactions provided to their customers. Due to the change of the economic situation and the sales of aquacultural products is not as expected, the management intended to change the Company’s operations and subsequently on March 27, 2024, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF has been identified as discontinued operations with aquacultural products.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. As of December 31, 2023 and 2022, the Company does not have any potentially dilutive instrument.

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

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (continued)

As of December 31, 2023 and 2022, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying amounts of the Company’s cash, accounts receivable, prepaid expenses and other current assets, shareholder loan, commercial loans, accounts payable and accrued liabilities, and deferred revenue approximate fair value because of the short maturity of these items.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. During the years ended December 31, 2023 and 2022, the Company had one single segment based on management structure located in Hangzhou, PRC.

Accounting Standards Issued Recently Adopted

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

Accounting Standards Issued but Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

There were also other updates recently issued and the management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

    LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2023, the Company incurred a net loss of $1,026,458 and had an accumulated deficit of $20,054,293 as of December 31, 2023. The Company also had a negative working capital as of December 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – OTHER CURRENT ASSETS

As of December 31, 2023 and 2022, prepaid expenses and other current assets comprised as follows:

	December 31, 2023	December 31, 2022

Prepaid consulting fee	$—	$38,000
Prepaid OTC fee	16,713	—
Prepaid rent and parking lot	2,788	14,903
Prepayments to suppliers and other	26,127	5,510
Total	$45,628	$58,413

NOTE 5 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2023 and 2022, property and equipment consisted of the following:

	December 31, 2023	December 31, 2022

Equipment	$7,209	$7,419
Property	263,651	271,319
Less: accumulated depreciation	(16,282)	(4,368)
Total property and equipment, net	$254,578	$274,370

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $8,249 between the addition of $263,070 and the cost as of December 31, 2022 is due to the fluctuation of foreign exchange rate. The difference of $581 between the addition of $263,070 and the cost as of December 31, 2023 is due to the fluctuation of foreign exchange rate. The office space is intended for internal use.

Depreciation expenses were $12,074 and $4,434 for the years ended December 31, 2023 and 2022, respectively, which was included in selling, general and administrative expenses on the consolidated statements of operations and other comprehensive income. The difference with change in accumulated depreciation was due to fluctuation in exchange rate.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS, NET

During the year ended December 31, 2022, Hanzhong Yushu paid developing fee of $3,517 in cash to a third party in designing and developing an application which can be embedded in certain large online platform. The Company intends to use the application for online product sales, with an estimated useful life of 5 years. As of December 31, 2023 and 2022, the application was ready for use and the carrying value of the intangible assets totaled $2,994 and $3,625, respectively.

NOTE 7 – LOANS FROM THIRD PARTIES

The Company’s loans from third parties consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Loan from a third-party lender; the loan bears a fixed interest at $500 per annum and due on demand	$—	$12,250
Loan from a third-party lender; unsecure, bearing an interest rate of 0.5% per annum, and due in one year	84,533	—
Loan from two third-party lenders – discontinued operations; unsecure, non-interest-bearing, and due on December 30, 2023	—	—
Total loans	84,533	12,250
Less: current portion	(84,533)	(12,250)
Total non-current portion	$—	$—

On December 31, 2019, the Company entered into a loan agreement of $12,250 with a third-party individual with three-year term. The borrowing bears interest of $300 at the effective date of the contract and fixed rate at $500 per annum, which matured on December 31, 2022 and immediately became due on demand. The loan will be paid off in a single payment of the outstanding balance of principal and accrued interest on or before the expiration date of the loan agreement. As of December 31, 2022, the outstanding balance of the borrowing was $12,250, and the interest payable was $1,800, respectively.  During the three months ended March 31, 2023, the loan and interest payable in the total amount of $14,050 was repaid by the wife of the President, on behalf of the Company (Note 10). Total interest expenses for the loan were $nil and $500, respectively, for the year ended December 31, 2023 and 2022.

In the first quarter of 2023, the Company borrowed $46,776 (RMB 320,000) from two third-party individuals through HWF. The loans were unsecure, non-interest-bearing, and due on December 30, 2023. After the first quarter of 2023, the Company borrowed additional $76,934 (RMB 550,000) and repaid $123,710 (RMB 870,000) to the two individuals. As of December 31, 2023, the loans are fully paid off.

In the first quarter of 2023, the Company borrowed $87,705 (RMB 600,000) from a third-party individual. The loans are unsecure, bearing an interest rate of 0.5% per annum, and due in one year. As of December 31, 2023, the total amount owed to this third party is $84,533, with a difference of $3,172 due to foreign exchange fluctuation. During the year ended December 31, 2023, the Company accrued interest expense of $398, respectively.

NOTE 8 – INCOME TAX

As of December 31, 2023 and 2022, the Company has incurred an accumulated net loss of approximately $20.0 million and $19.0 million which resulted in a net operating loss for income tax purposes. NOLs can carry forward indefinitely up to offset 80 percent of taxable income after CARES Act effect on December 31, 2017. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAX (CONTINUED)

Significant components of the deferred tax assets and liabilities for income taxes as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carry-forward	$846,531	$630,975
Total	$846,531	$630,975
Valuation allowance	(846,531)	(630,975)
Net deferred tax assets - noncurrent	$-	$-

Reconciliation of income tax provision and the accounting profit multiplied by U.S. federal income tax rate for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
Loss at 21% statutory tax rate	$(215,556)	$(156,749)
Permanent differences	-	89,250
Increase (decrease) in income taxes resulting from:	-	-
Net operating loss carry forward	-	-
Change in valuation allowance	215,556	67,499
	$-	$-

NOTE 9 – STOCKHOLDERS’ EQUITY

As of December 31, 2023 and 2022, the Company had 78,775,094 and 74,108,926 shares of common stock issued and outstanding, respectively.

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

On September 28, 2022, the Company and its subsidiary, Hangzhou Wenyuan closed an assets sale and purchase agreement with a third-party seller to acquire an office suite located in Hangzhou, China by issuing 2,651,780 shares of common stock of the Company, $0.10 per share with a total value of $265,178. Also see Note 5.

In May and June 2023, the Company sold a total of 336,168 shares of common stock to forty-nine (49) non-U.S. investors at $0.20 per share for cash consideration. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

In December 2023, the Company sold a total of 150,000 shares of common stock to three (3) non-U.S. investors at $0.28 per share for cash consideration. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

    LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

On January 19, 2023, the Company granted total 5,000,000 shares of common stock of the Company to six employees and one consultant pursuant to the Company’s 2022 Equity Incentive Plan and vested upon grant. The fair value of the shares totaled of $500,000 on the grant date. On December 2023, 1,200,000 shares of common stock were returned by one employee for no consideration, and cancelled upon receipt. In January 2024, 1,200,000 shares of common stock were returned by another one employee for no consideration, and cancelled upon receipt.

On June 29, 2023, the Company granted a total of 200,000 shares of common stock of the Company to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled of $40,000 on the grant date, which was recorded in share-based compensation on the consolidated statement of operations. On the same date, the Company granted 550,000 common stocks issuable to four individuals at a fair value of $0.20 per share, subject to vesting condition in three tranches within six months, with 180,000 vested immediately. During the three months ended September 30, 2023, the vesting of the remaining traches was suspended and subject to further performance review, therefore, no further share-based compensation has been recorded. During the year ended December 31, 2023, the Company recognized share-based compensation of $36,000 as a result of the grant of these 550,000 common stocks. As of December 31, 2023, 180,000 common stocks have been issued. During the fourth quarter of the year ended December 31, 2023, the 370,000 unvested common stocks were forfeited.

As of December 31, 2023 and 2022, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 1,570,000 and 5,750,000, respectively.

The following table represents the restricted stock award activities during the year ended December 31, 2023.

	Non-vested Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	—	$—
Granted	550,000	0.20
Vested	(180,000)	0.20
Forfeited	(370,000)	0.20
Non-vested at December 31, 2023	—	—

    LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company borrowed total $82,107 from the President of the Company for its normal business operations and the acquisition of Hangzhou Wenyuan. From July 2022 to December 2022, the Company borrowed additional $9,676 from the President of the Company. As of December 31, 2022, the total amount owed to the President was $90,494, with a difference of $1,289 due to the foreign exchange fluctuation. During the year ended December 31, 2023, the Company repaid $16,977 (RMB 123,000) to the President. As of December 31, 2023, the balance of the loan due to our President was $71,165. The difference of $2,350 is due to the fluctuation in foreign exchange. The borrowing is unsecured, non-interest-bearing and due on demand.

During the three months ended March 31, 2023, the wife of President of the Company, repaid commercial loan and accrued interest in the total amount of $14,050 on behalf of the Company. In addition, during 2023, the Company received advances of $156,058 in cash from and repaid $28,330 to the wife of President of the Company. As of December 31, 2023, the amount due to this related party was $127,345, with difference of $383 due to the fluctuation in foreign exchange.

During the year ended December 31, 2023, the Company recognized compensation expenses of $30,976, $16,166 and $22,045 to the President, his wife and daughter, respectively. As of December 31, 2023, the compensation payable to these related parties totaled $31,446, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

During the year ended December 31, 2023, the Company purchased inventory in the total amount of $40,373 from Hangzhou Longwen Culture Media Ltd. (“HZLWCM”), an entity under the control by the daughter of the President of the Company. As of December 31, 2023, the amount payable to HZLWCM totaled $40,373, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 11 – DISCONTINUED OPERATIONS

Management intended to change its operation focus and entered into an agreement with a counterparty to sell certain assets and liabilities of HWF subsequently on March 27, 2024. By selling off these assets and liabilities, management is signaling a shift away from aquaculture trading, which meets the criteria to be reported as a discontinued operation and HWF has been identified as discontinued operations as a result. Such assets and liabilities are classified as assets and liabilities held for sale, and its management’s intention to complete the sales on March 27, 2024.

Total assets and liabilities from discontinued operations as of December 31, 2023 and 2022, are as below:

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$3	$—
Other receivable	176
Assets held for sales – accounts receivable and other	480,390	—
Total current assets	$480,569	—
TOTAL ASSETS FROM DISCONTINUED OPERATIONS	$480,569	$—

LIABILITIES
Current liabilities:
Liabilities held for sale - accounts payable and accrued liabilities	$483,794	$—
Other accrued liabilities	681	—
Total current liabilities	484,475	—
TOTAL LIABILITIES FROM DISCONTINUED OPERATIONS	$484,475	$—

    LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DISCONTINUED OPERATIONS (CONTINUED)

For the year ended, results of operations from HWF are as below:	Years Ended December 31,
	2023	2022

Revenues
Aquaculture product sales	$2,050,313	$—
Total revenues	2,050,313	—

Cost of revenues
Cost of Aquaculture product	1,913,524	—
Total cost of revenues	1,913,524	—
Gross profit	136,789	—

Operating expenses:
Selling, general and administrative expenses	136,234	—
Total operating expenses	136,234	—

Income from operations of discontinued operations	555	—

Other expenses:
Other expenses, net	1,271	—
Total other expenses, net	1,271	—

Net loss before income tax from discontinued operations	(716)	—
Income tax expense	(3,190)	—
Net loss from discontinued operations, net of taxes before loss from sale of discontinued operations	(3,906)	—
Loss from sale of discontinued operations, net of taxes	—	—
Loss from discontinued operations	$(3,906)	—

For the years ended December 31, 2023 and 2022, net cash from discontinued operations, are as below:

	Years Ended December 31,
	2023	2022
Cash flow of discontinued operations:
Net cash provided by operating activities	$3	$—
Net cash provided by discontinued operations	$3	—

NOTE 12 – COMMITMENTS AND CONTINGENCIES

During the year ended December 31, 2022, the Company entered into leases with third parties for office spaces and a parking spot in Hangzhou, PRC, all with a lease term of 12 months. The remaining minimum lease payments under the three leases as of December 31, 2023 was approximately $nil.

    LONGWEN GROUP CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CREDIT RISKS

The Company is subject to credit risks on its cash and cash equivalents. The Company mitigates credit risks on cash and cash equivalents by placing cash and cash equivalents with financial institutions of high credit worthiness.

NOTE 14 – SUBSEQUENT EVENT

In January 2024, the Company sold a total of 143,486 shares of common stock to eight (8) non-U.S. investors at $0.30 per share for cash consideration. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On January 19, 2023, the Company granted total 5,000,000 shares of common stock of the Company to six employees and one consultant pursuant to the Company’s 2022 Equity Incentive Plan. In January 2024, 1,200,000 shares of common stock were returned by one of the six employees to the Company for no consideration and cancelled upon receipt.

In February 2024, the Company sold a total of 187,242 shares of common stock to four (4) non-U.S. investors at $0.30 per share for cash consideration. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend. Also on February 18, 2024, the Company converted a loan in the total amount of $83,847 with a related party, to exchange issuance of 279,490 shares of the common stock of the company to the related party, at $0.30 per share.

On February 27, 2024, Hangzhou Longwen Enterprise Management Co., Ltd (“Hangzhou Longwen”) changed its name to Hangzhou Wenyuan Enterprise Management Co., Ltd. (“Hangzhou Wenyuan”) through Hangzhou Market Supervision and Administration Bureau in China.

In March 2024, the Company sold a total of 290,921 shares of common stock to four (4) non-U.S. investors at $0.30 per share for cash consideration. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Due to the change of the economic situation and the sales of aquacultural products is not as expected, the management intended to change its operations and subsequently on March 27, 2024, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of HWF for consideration of $nil, which resulted in a disposal gain of $3,404 (RMB24,162). HWF has been identified as discontinued operations with aquacultural products.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2023 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of evidences for proper approval and review of disbursements. Management does not believe that any of these significant deficiencies materially affected the results and accuracy of its consolidated financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2023. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of March 29, 2024:

Name	Age	Position(s)
Xizhen Ye	61	Director

Lili Ye	34	Director

Tianhui Luan	34	Director

Xianrong Liu	58	Director

Songhua Wang	68	Director

Chunrong Yao	81	Director

Yinong Zhao	64	Director

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

Lili Ye was born in Zhejiang Province, China, She was graduated from the Cod College of Capital Normal University in 2013 with Education Bachelor degree. Ms. Ye is the daughter of Mr. Xizhen Ye, the President and CEO of the Company, and she has served as the Chairman of Longwen Media Co., Ltd. since 2011. Ms. Ye has many years of successful writing, editing and directing experiences, and she is also a member of Zhejiang Writers Association. Ms. Ye has published novels “The Curse of Love”, “My Heart Will Let You Hear”, “The Rose of Sassland” (upper and lower parts) and a collection of essays “Yinghuo”, “Insect’s Lover Heart” and so forth. In 2011, her novella "Green Lotus Snow, Dreams Fleeing Years" and "Stay With Me Like Clothes" participated in the first "Spark Burning Winter" and the second session held by Cinderella "Dream of Midsummer" national literature competition, both won the second place. In 2013, she became a director of the World Chinese Poetry Association.

Tianhui Luan was born in Mudsanjiang, Heilongjiang Province, China. She was graduated from Tianjin Normal University with a bachelor’s degree in Management. From March 2014 to March 2015, she worked in Huideng International Travel Agency, engaged in planning and planning. From March 2015 to September 2016, she worked in Beijing Times Feilu Culture Communication Co., Ltd., as a marketing editor. From September 2016 to March 2023, she worked in Houlang Publishing Company, as a marketing manager. During her inauguration, she successfully planned and marketed the million-dollar best-selling book "Lifetime Growth", and planned and marketed many best-selling books: "642 Things to Write", "Micro Habits", "Reasons to Live", "What Kind of Life Do You Want to Live", Wu Lei's first personal photo "Flying on the Ground", and Mayday guitarist Stone's prose "Because I Can't Stay". At the same time, she is fond of writing. In 2010, she participated in the first "Midsummer Painting Dream" National Literary Competition held by Cinderella, and her work "Singing Love Songs is worse than Falling in Love with Me" won the third prize. In 2011, her novella "Love Songs Didn't Tell My Business" and "Cute Pet Family" participated in the first "Spark Burning Winter" and the second "Midsummer Painting Dream" National Literary Competition held by Cinderella, and both won the second place.

Xianrong Liu was born in Hangzhou, Zhejiang Province, China, high school degree. Mr. Liu has many years of management experiences and organizational capabilities. From November 1983 to 2001, he worked for Hangzhou Electronic Instrument Industry Company. From October 2002 to 2023, he has been engaged in administrative management at West Lake Times Square.

Songhua Wang was graduated from Zhejiang Institute of Finance and Economics Education. From 2002 to 2005, she worked at Hangzhou Xingbao Auto Parts Co., Ltd. as the head of finance department. From 2005 to 2007, she worked at Sinopharm Holding Branch as the Chief Accountant. From 2007 to 2011, she was the financial director at Hangzhou Cultural Communication Company. From 2011 to 2016, Mrs. Wang worked as a self-accounting business and engaged in accounting works. Mrs. Wang has comprehensive financial management capabilities such as budget management, process control, accounting, cost control, financial analysis, internal audit, SASAC audit, listing audit, training management and taxation management. She is also familiar with various national tax laws and regulations in China.

Chunrong Yao was born in Chong Qing City, China. She used to be the chairman of the trade union of the Second Construction and Installation Company of the 12th Bureau of China Hydropower Bureau and an associate research librarian. Member of Chinese Musicians Association, honorary director of Zhejiang Musicians Association. He has composed more than 3,000 songs, 9 dance music pieces, and 4 TV music pieces, 89 of which won national awards. "56 Strings Connecting Beijing" won the highest award of the national "Five One Project" in 1997, "China Sings to the World" won the first prize in the fifth "China Art Festival" festival song evaluation and was designated as a festival song, " Dear People" won the highest award of the Stars Award in the 10th "China Art Festival". "Ode" won the United Nations Millennium Development Goals Contribution Award in 2015, "My Family Lives by the Canal", "Stories of Spring and Autumn", "Love in July", "Communist", "Voice of Power Builders", "Song of Youth" ", "Pearls in Hands for You", "Tent, Tent", "Fragrant Four Seas", "Three Gorges of the Yellow River", "Green Zhejiang", "Gold and Silver for You", "The Story of Watermelon Peel", "Mei Pai Dozens of works such as "Little Biography" and "After School Time" have won the first prize of the National Song Competition. "In 2010, the "Shanka Works Concert" was successfully held in Zhejiang. In 2000, "Shanka Songs" (211 songs) was published by People's Music Publishing House and distributed nationwide. In 1995, he was awarded the National Employee Self-taught Award (51 people in total), and was jointly commended by five ministries and commissions including the All-China Federation of Trade Unions, the Ministry of Education, and the Ministry of Labor.

Yinong Zhao was graduated from: Beijing Technology and Business University (Beijing Institute of Light Industry), director and researcher of the Smart City Research Institute of the Chinese Academy of Management Sciences, and has been engaged in the media industry for more than 20 years, served as the editor-in-chief of "China United Business Daily", concurrently served as the deputy secretary-general of the Capital Youth Journalists Association, the deputy secretary-general of the China International Exchange Promotion Association, the deputy secretary-general of the Beijing Human Resources Association, and the executive of the China International City Case Study Committee Secretary-General and Advisor to the People's Government of Zigong City, Sichuan Province, Executive Director of CDM Global Environmental Protection Fund, Director of Taihu Cultural Forum, etc. In 2004, he began to study urbanization and urban development. In 2010, he served as the deputy secretary-general of the Chinese Academy of Management Sciences. In 2017, he served as the vice president of the Chinese Academy of Management Sciences. In 2011, he began to enter the field of smart city research. In 2015, entrusted by the People's Government of Jiexiu City, Shanxi Province, he led the compilation of the Outline of the 13th Five-Year Plan for Jiexiu City, Shanxi Province. In 2017, he served as the vice president of the Chinese Academy of Management Sciences. In 2019, he served as an expert editorial board member of "Digital China - Selected High-Quality Cases of Smart City". In 2021, entrusted by the People's Government of Yushe County, Shanxi Province, he lead the compilation of the "Outline of the Tenth, Fourth, and Fifth Plans of Yushe County, Shanxi Province".

Each of our director’s primary qualification to serve as such involves his or her extensive experience with different aspects of business management, financial management and/or aquacultural operating.

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

Family Relationships

Mrs. Lili Ye is the daughter of Mr. Xizhen Ye. There are no other family relationships between or among the above Directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

Except as disclosed below, to our knowledge, none of our current directors or executive officers has, during the past ten (10) years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of our Company or any other individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of our Company;

●	the director or a family member of the director accepted any compensation from our Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of our Company;

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which our Company made, or from which our Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of our Company served on the compensation committee of such other entity; or

●

the director or a family member of the director is a current partner of our Company’s outside auditor, or at any time during the past three years was a partner or employee of our Company’s outside auditor, and who worked on our Company’s audit.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board of Directors has determined that Mr. Xianrong Liu, Mrs. Songhua Wang, Mr. Chunrong Yao and Mr. Yinong Zhao are “independent directors” as defined in the NASDAQ Listing Rules and Rule 10A-3 promulgated under the Exchange Act. As such, all four independent directors serve on all three of our standing Board Committees, with Mrs. Songhua Wang, Mr. Xianrong Liu and Mr. Yinong Zhao, members of the Audit Committee, Mr. Xianrong Liu, Mrs. Songhua Wang and Mr. Chunrong Yao, members of the Compensation Committee and Mr. Xianrong Liu, Mr. Chunrong Yao and Mr. Yinong Zhao, members of the Nominating and Corporate Governance Committee.

Meetings of the Board

During our fiscal year ended December 31, 2023, the Board met from time to time informally and acted by written consent on numerous occasions.

Board Leadership

Our Company is led by Mr. Xizhen Ye, who has served as our Chief Executive Officer, Chief Financial Officer and Chairman of the Board since our incorporation in 2016. Our Board leadership structure is the traditional one most commonly utilized by other public companies in the United States, and we believe that this leadership structure has been effective for our Company. We believe that having a combined Chief Executive Officer/Chief Financial Officer/Chairman of the Board provides the right form of leadership and balance for our Company, given our small size. This structure provides us with a single leader for our company to ensure continuity of our operational, executive and Board functions.

Committees of the Board of Directors

The board of directors has created three committees - the audit committee, the compensation committee and the nominating and corporate governance committee. Each of the committees has a charter which we believe meets the NASDAQ requirements and will be composed of three independent directors.

Audit Committee

Our Audit Committee is comprised of three individuals including Mrs. Songhua Wang, Mr. Xianrong Liu and Mr. Yinong Zhao, each of whom is an independent director and at least one of whom is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Mrs. Songhua Wang is appointed as the Chair of the Audit Committee.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee does have a charter (which is reviewed annually) and perform several functions. The Audit Committee performs the following:

●	evaluate the independence and performance of, and assess the qualifications of, our independent auditor and engage such independent auditor;

●	approve the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approve in advance any non-audit service to be provided by our independent auditor;

●	monitor the independence of our independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

●	review the financial statements to be included in our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and review with management and our independent auditor the results of the annual audit and reviews of our quarterly financial statements; and

●	oversee all aspects our systems of internal accounting control and corporate governance functions on behalf of the Board of Directors.

Compensation Committee

Our Compensation Committee is comprised of three individuals including Mrs. Songhua Wang, Mr. Xianrong Liu and Mr. Chunrong Yao, three of the members are independent directors. Mr. Xianrong Liu is appointed as the Chair of the Compensation Committee.

The Compensation Committee does review or recommend the compensation arrangements for our management and employees and also assist our Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and perform several functions.

The Compensation Committee does have the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of three individuals including Mr.Xianrong Liu, Mr. Chunrong Yao and Mr. Yinong Zhao, each of whom is an independent director. Mr. Yinong Zhao is appointed as the Chair of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. This committee has the authority to oversee the hiring of potential executive positions in our Company. The Nominating and Corporate Governance Committee has a charter (which will be reviewed annually) and performs several functions.

Code of Ethics

Our Board has adopted a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Indemnification of Officers and Directors

The Company’s articles of incorporation and bylaws provide that, to the fullest extent permitted by the laws of the State of Nevada, any officer or director of the Company, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was or has agreed to serve at the request of the Company as a director, officer, employee or agent of the Company, or while serving as a director or officer of the Company, is or was serving or has agreed to serve at the request of the Company as a director, officer, employee or agent (which, for purposes hereof, shall include a trustee, partner or manager or similar capacity) of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity. For the avoidance of doubt, the foregoing indemnification obligation includes, without limitation, claims for monetary damages against Indemnitee to the fullest extent permitted under Section 78.7502 of the Nevada Revised Statutes as in existence on the date hereof.

The indemnification provided shall be from and against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the indemnitee or on the indemnitee’s behalf in connection with such action, suit or proceeding and any appeal therefrom, but shall only be provided if the indemnitee acted in good faith and in a manner the indemnitee reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action, suit or proceeding, had no reasonable cause to believe the indemnitee’s conduct was unlawful.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Communications with the Board

Shareholders and any interested parties may send correspondence to the Board or to any individual director, by mail to Corporate Secretary, Longwen Group Corp.., RM 219, No. 25, Caihe Rd., Shangcheng Dist., Hangzhou, Zhejiang Province, China or by e-mail to yxz_0099@163.com.

Item 11. Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2023, 2022 and 2021. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xizhen Ye	2023	30,976	-	-	-	-	-	-	30,976
	2022	22,373	-	-	-	-	-	-	22,373
Chief Executive Officer/Chief Financial Officer/Director	2021	-	-	-	-	-	-	-	-
Lili Ye, Director	2023	22,045	-	-	-	-	-	-	22,045

Employment Agreements

The Company currently has no employment agreements with its executive officers.

Director Compensation

For the years ended December 31, 2023, 2022 and 2021, the directors were not awarded any options or paid any cash for director compensation.

Stock Equity Plan

A total of 10,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2022 Equity Incentive Plan. As of March 26, 2024, 8,430,000 shares of common stock have been issued from our 2022 Equity Incentive Plan.

A total of 5,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2023 Equity Incentive Plan. As of March 26, 2024, no shares of common stock have been issued from our 2023 Equity Incentive Plan.

Director Compensation

The following table provides information regarding the total compensation that was earned by or paid to each person who served as our directors during the year ended December 31, 2023. Mr. Xizhen Ye and Mrs. Lili Ye are not included in the table below as their compensation information are provided in the “Summary Compensation Table” above.

Name	Fees earned or paid in cash($)	Stock awards($)	Option awards($)	Non-equity incentive plan compensation($)	Nonqualified deferred compensation earnings($)	All other compensation($)	Total($)
Tianhui Luan	-	-	-	-	-	-	-
Xianrong Liu	-	-	-	-	-	-	-
Songhua Wang	-	-	-	-	-	-	-
Chunrong Yao	-	-	-	-	-	-	-
Yinong Zhao	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as March 29, 2024 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below is based upon 79,676,232 shares of common stock issued and outstanding as of March 29, 2024. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)

Xizhen Ye President, Chief Executive Officer, Chief Financial Officer, Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,
Hangzhou City, Zhejiang Province, China	54,715,755	(2)(3)(4)	68.7%

Lili Ye(5) Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,
Hangzhou City, Zhejiang Province, China	6,729,500	(6)	8.4%

Tianhui Luan Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,
Hangzhou City, Zhejiang Province, China	-0-		*

Xianrong Liu Independent Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,
Hangzhou City, Zhejiang Province, China	1,271,271	(7)	1.6%

Songhua Wang Independent Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist., Hangzhou City, Zhejiang Province, China	-0-		*

Chunrong Yao Independent Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,	-0-		*
Hangzhou City, Zhejiang Province, China

Yinong Zhao Independent Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,	-0-		*
Hangzhou City, Zhejiang Province, China

Yonggang Wang(8)
Beijing, China	6,729,500	(9)	8.4%

Officers and Directors as a Group (7 Persons)	62,716,526		78.7%

*	less than 1%
(1)	Based upon 79,676,232 shares outstanding as of March 29, 2024.
(2)	Includes 52,573,448 shares owned by Mr. Xizhen Ye.
(3)	Includes Mr. Ye’s beneficial ownership of 63.46% of Longwen Cayman, which owns 66,667 shares of the Company’s common stock.
(4)	Includes 2,100,000 shares owned by Mr. Ye’s wife
(5)	Mrs. Lili Ye is the daughter of Mr. Xizhen Ye, the CEO of the Company.
(6)	Includes 4,729,500 shares owned by Mrs. Lili Ye’s husband,
(7)	Includes 1,271,271 shares owned by Mr. Liu’s wife.
(8)	Mr. Wang is the son-in-law of Mr. Xizhen Ye, and the husband of Mrs. Lili Ye.
(9)	Includes 2,000,000 shares owned by Mr. Wang’s wife, Mrs. Lili Ye.

Changes in Control

There are no arrangements, to our knowledge, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

Family Relationships

Mrs. Lili Ye is the daughter of Mr. Xizhen Ye. There are no other family relationships between or among the above Directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Related Party Transactions

During the three months ended March 31, 2022, the Company borrowed total $82,107 from the President of the Company for its normal business operations and the acquisition of Hangzhou Wenyuan. From July 2022 to December 2022, the Company borrowed additional $9,676 from the President of the Company. As of December 31, 2022, the total amount owed to the President was $90,494, with a difference of $1,289 due to the foreign exchange fluctuation. During the year ended September 30, 2023, the Company repaid $16,977 (RMB 123,000) to the President. As of December 31, 2023, the balance of the loan due to our President was $71,165. The difference of $2,350 is due to the fluctuation in foreign exchange. The borrowing is unsecured, non-interest-bearing and due on demand.

During the three months ended March 31, 2023, the wife of President of the Company, repaid commercial loan and accrued interest in the total amount of $14,050 on behalf of the Company. In addition, during 2023, the Company received advances of $156,058 in cash from and repaid $28,330 to the wife of President of the Company. As of December 31, 2023, the amount due to this related party was $127,345, with difference of $383 due to the fluctuation in foreign exchange.

During the year ended December 31, 2023, the Company recognized compensation expenses of $30,976, $16,166 and $22,045 to the President, his wife and daughter, respectively. As of December 31, 2023, the compensation payable to these related parties totaled $31,446, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

During the year ended December 31, 2023, the Company purchased inventory in the total amount of $40,373 from Hangzhou Longwen Culture Media Ltd. (“HZLWCM”), an entity under the control by the daughter of the President of the Company. As of September 30, 2023, the amount payable to HZLWCM totaled $40,373, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

Item 14. Principal Accounting Fees and Services

During 2023 and 2022, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the consolidated financial statements of the Company for the period ended December 31, 2023, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2023.

	Year ended December 31,
	2023	2022
Audit Fees	$32,500	$23,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$2,500

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1*	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10 filed with the SEC on June 10, 2022)

3.2*	By-laws (filed as an Exhibit 3.2 to Form 10 filed with the SEC on June 10, 2022)

21.1**	List of Subsidiaries of the Registrant

24.1**	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on June 10, 2022.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2024.

LONGWEN GROUP CORP.

By:	/s/ Xizhen Ye
Xizhen Ye, Chief Executive Officer

Name	Position	Date

/s/ Xizhen Ye	Chief Executive Officer, President, Chief Financial Officer, Chairperson of the Board of Directors	April 1, 2024
Xizhen Ye	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Lili Ye	Chief Financial Officer	April 1, 2024
Lili Ye

/s/ Tianhui Luan	Director	April 1, 2024
Tianhui Luan

/s/ Xianrong Liu	Director	April 1, 2024
Xianrong Liu

/s/ Songhua Wang	Director	April 1, 2024
Songhua Wang

/s/ Chunrong Yao	Director	April 1, 2024
Chunrong Yao

/s/ Yinong Zhao	Director	April 1, 2024

Yinong Zhao