Form 10-Q
period 2024-03-31
Longwen Group Corp.
filed 2024-05-14
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-11596

LONGWEN GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	95-3506403
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

RM 2404, Yin Zun Building, ZunBao Plaza,

Shangcheng Dist., Hangzhou City, Zhejiang Province, China

(Address of Principal Executive Office)

+86 0571 -85128985

(Registrant’s telephone number, including area code)

RM 219, No. 25, Caihe Rd

Shangcheng Dist., Hangzhou, Zhejiang Province, China

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

As of May 13, 2024, the registrant had 80,043,905 shares of common stock outstanding.

LONGWEN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED March 31, 2024

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors”, beginning on page 5 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities & Exchange Commission (“SEC”) on April 1, 2024. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGWEN GROUP CORP.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,790	$18,449
Inventories	44,230	40,373
Prepaid expenses and other current assets	17,484	45,628
Current assets from discontinued operations	—	480,569
Total current assets	96,504	585,019

Property and equipment, net	247,888	254,578
Intangible assets, net	2,770	2,994
Goodwill	1,132	1,132
TOTAL ASSETS	$348,294	$843,723

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$146,444	$119,469
Shareholder loan	61,074	198,510
Loans from third parties	—	84,533
Advances from customers	—	33,171
Current liabilities from discontinued operations	—	484,475
Total current liabilities	207,518	920,158

TOTAL LIABILITIES	207,518	920,158

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 79,676,232 and 78,775,094 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7,968	7,878
Common stock issuable	10	—
Additional paid-in capital	20,662,731	19,970,306
Accumulated deficit	(20,533,644)	(20,054,293)
Accumulated other comprehensive income (loss)	3,711	(326)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	140,776	(76,435)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$348,294	$843,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended March 31,
	2024	2023

Revenues
Consulting service income	$-	$13,026
Online product sales	-	6,082
Offline product sales – related party	16,710	-
Offline product sales	23,694	-
Total revenues	40,404	19,108

Cost of revenues
Online product sales	-	2,199
Offline product sales	29,838	-
Total cost of revenues	29,838	2,199
Gross profit	10,566	16,909

Operating expenses:
Professional expenses	35,655	73,155
Share-based compensation	360,000	500,000
Selling, general and administrative expenses	92,977	78,530
Total operating expenses	488,632	651,685

Loss from operations	(478,066)	(634,776)

Other income (expenses):
Interest expenses	(26)	(55)
Other expenses, net	(7,791)	(277)
Total other expenses, net	(7,817)	(332)

Net loss from continuing operations	(485,883)	(635,108)

Gain from discontinued operations (including disposal gain of $3,404 for the three months ended March 31, 2024)	6,532	16,019
Net loss	$(479,351)	$(619,089)

Other comprehensive income
Foreign currency translation gain	4,037	1,613
Comprehensive loss	$(475,314)	$(617,476)

Weighted average shares outstanding:
Basic and diluted	78,760,958	78,010,025

Loss per share:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00
Basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(479,351)	$(619,089)
Adjustment to reconcile net loss used in operating activities:
Gain from discontinued operations	(6,532)	(16,019)
Depreciation and amortization	3,165	3,305
Share-based compensation	360,000	500,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	30,133	34,613
Accounts receivable	—	(4,385)
Inventories	(4,562)	(41,945)
Accounts payable and accrued liabilities	29,080	21,638
Advances from customers	(32,757)	—
Net cash used in operating activities from continuing operations	(100,824)	(121,882)
Net cash used in operating activities from discontinued operations	—	(45,783)
Net cash used in operating activities	(100,824)	(167,665)

Cash flows from investing activities:
Purchase of property and equipment	(609)	—
Net cash used in investing activities	(609)	—

Cash flows from financing activities:
Proceeds from third parties	—	87,705
Proceeds from a shareholder	5,822	—
Repayment to shareholder	(140,596)	(14,618)
Proceeds from issuance of common stock	248,678	—
Net cash provided by financing activities from continuing operations	113,904	73,087
Net cash provided by financing activities from discontinued operations	—	46,776
Net cash used in financing activities	113,904	119,863

Effect of exchange rate changes in cash and cash equivalents from continuing operations	3,870	482
Effect of exchange rate changes in cash and cash equivalents from discontinued operations	—	(3)
Net increase (decrease) in cash and cash equivalents from continuing operations	16,341	(48,313)
Net increase in cash and cash equivalents from discontinued operations	—	990

Cash and cash equivalents, beginning balance	18,449	68,121
Cash and cash equivalents, ending balance	$34,790	$20,798

Supplement Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Repayment of commercial loan by related party on behalf of the Company	$—	$14,050
Common stocks issued for debt settlement	$83,847	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance December 31, 2023	—	$—	78,775,094	$7,878	$—	$19,970,306	$(20,054,293)	$(326)	$(76,435)
Share-based compensation	—	—	1,200,000	120	—	359,880	—	—	360,000
Share cancellation	—	—	(1,200,000)	(120)	—	120	—	—	—
Common stock issued for cash	—	—	621,648	62	—	186,432	—	—	186,494
Common stock issuable for cash received	—	—	—	—	10	62,174	—	—	62,184
Common stock issued for debt settlement	—	—	279,490	28	—	83,819	—	—	83,847
Other comprehensive income	—	—	—	—	—	—	—	4,037	4,037
Net loss	—	—	—	—	—	—	(479,351)	—	(479,351)
Balance March 31, 2024	—	$—	79,676,232	$7,968	$10	$20,662,731	$(20,533,644)	$3,711	$140,776

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance December 31, 2022	—	$—	74,108,926	$7,411	$19,285,539	$(19,027,835)	5,840	$270,955

Shares issued for compensation	—	—	5,000,000	500	499,500	—	—	500,000
Other comprehensive income	—	—	—	—	—	—	1,613	1,613
Net loss	—	—	—	—	—	(619,089)	—	(619,089)
Balance March 31, 2023	—	$—	79,108,926	$7,911	$19,785,039	$(19,646,924)	$7,453	$153,479

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Longwen Group Corp. (the “Company”), was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005. On January 23, 2017 the Company amended its Articles of Incorporation (“Charter Amendment”) to affect its name change of Longwen Group Corp with trading symbol of “LWLW”. On April 23, 2024, pursuant to the Company’s majority shareholder consent and board approval dated on April 5, 2024, the Company amended its Article of Incorporation with Nevada State and changed its name to Wenyuan Group Corp. The name and symbol change are currently under the review by The Financial Industry Regulatory Authority (“FINRA”).

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

On October 11, 2022, the Company and its subsidiary, Hangzhou Wenyuan entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Wenyuan Art and Culture Co., Ltd. (“HWAC”) (FKA: Hangzhou Yusu Trading Co., Ltd. or “Hangzhou Yushu”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated HWAC became Hangzhou Wenyuan’s wholly owned subsidiary in the PRC. HWAC was originally registered on April 20, 2020 and has minimum operations since its inception. The Company recognize goodwill of $139 upon consummated the acquisition. On April 10, 2024, Hangzhou Yusu was renamed to Hangzhou Wenyuan Art and Culture Co., Ltd (“HWAC”).

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change in the economic situation and lower-than-expected sales of aquacultural products, our management decided to change the HWF’s operations and on March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF was identified as discontinued operations with aquacultural products sales. Such assets and liabilities are classified as assets and liabilities held for sale, and the sale was closed on March 27, 2024.

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

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.

Foreign Currency Transactions

The Company’s consolidated financial statements are presented in U.S. dollars ($), which is the Company’s reporting and functional currency. The functional currencies of the Company’s subsidiaries including Hangzhou Wenyuan, HWAC and HWF, are RMB. The resulting translation adjustments are reported under other comprehensive loss in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 220 (“ASC 220”), “Reporting Comprehensive Income”. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency using the rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations and other comprehensive income.

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

	Average Rate for the three months ended March 31,
	2024		2023
China yuan (RMB)	RMB	7.1876	RMB	6.8411
United States dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	March 31, 2024		December 31, 2023
China yuan (RMB)	RMB	7.2203	RMB	7.0978
United States dollar ($)		$1.0000		$1.0000

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of finished products and are stated at the lower of cost or net realizable value. Cost is calculated by applying the weighted average cost method. The Company regularly reviews inventory quantities on hand and writes down to its net realizable value any inventory that it believes to be impaired. Management considers forecast demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.

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

The Company’s aquaculture product sales consist of selling aquacultural products to customers through offline channel. Revenue is recognized at a point in time when the products are delivered to and accepted by end customers. The Company concludes the presentation of revenue generated from selling of aquaculture products is at a gross basis as the Company acts as a principal by controlling sales transactions provided to their customers. Due to the change of the economic situation and the sales of aquacultural products was not as expected, the management intended to change the Company’s operations and on March 27, 2024, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF was identified as discontinued operations with aquacultural products.

Concentration

During the three months ended March 31, 2024, the Company generated 41%, 19% and 12% of revenues from the top 3 customers, including a related party and 2 third parties, respectively. During the three months ended March 31, 2023, the Company generated 63% and 20% of revenues from the top 2 customers, respectively. The Company’s cost of revenues consisted of 100% purchases from one top vendor for the three months ended March 31, 2024. The Company’s revenue and cost of revenues were not material during the three months ended March 31, 2023.

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

LONGWEN GROUP CORP. AND SUBSIDIARIES

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

Fair Value Measurements

Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As of March 31, 2024 and December 31, 2023, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying value of the Company’s cash, loans from third parties, shareholder loans and accounts payable and accrued liabilities approximates the fair value due to the short-term maturity.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. During the three months ended March 31, 2024 and 2023, the Company determined that we have one reportable segment as we manage the business from the geography location.

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

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2024, the Company incurred a net loss of $479,351. The Company had an accumulated deficit of $20,533,644 as of March 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	March 31, 2024	December 31, 2023

Equipment	$7,693	$7,209
Property	259,178	263,651
Less: accumulated depreciation	(18,983)	(16,282)
Total property and equipment, net	$247,888	$254,578

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $3,892 between the addition of $263,070 and the cost as of March 31, 2024 is due to the fluctuation of foreign exchange rate. The office space is intended for internal use.

Depreciation expenses were $3,165 and $3,305 for the three months ended March 31, 2024 and 2023, respectively. The difference with the change in accumulated depreciation was due to exchange difference.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS FROM THIRD PARTIES

The Company’s loans from third parties consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Loan from a third-party lender; unsecure, bearing an interest rate of 0.5% per annum, and due in one year	$—	$84,533
Total loans	—	84,533
Less: current portion	—	(84,533)
Total non-current portion	$—	$—

On December 31, 2019, the Company entered into a loan agreement of $12,250 with a third-party individual with three-year term. The borrowing bears interest of $300 at the effective date of the contract and fixed rate at $500 per annum, which matured on December 31, 2022 and immediately became due on demand. As of December 31, 2022, the outstanding balance of the borrowing was $12,250 with $1,800 interest payable. During the three months ended March 31, 2023, the loan and interest payable in the total amount of $14,050 was repaid by the wife of the President, on behalf of the Company.

During the three months ended March 31, 2023, the Company borrowed $46,776 (RMB 320,000) from two third-party individuals through HWF. The loans were unsecure, non-interest-bearing, and due on December 30, 2023. After the first quarter of 2023, the Company borrowed additional $76,934 (RMB 550,000) and repaid $123,710 (RMB 870,000) to the two individuals. As of December 31, 2023, the loans were fully paid off.

During the three months ended March 31, 2023, the Company borrowed $87,705 (RMB 600,000) from a third-party individual. The loans are unsecure, bearing an interest rate of 0.5% per annum, and due in one year. On February 18, 2024, the Company entered into a debt settlement agreement with the third party. Pursuant to the agreement, the Company issued 279,490 common stocks with total fair value of $83,847 to settlement the total loan principal and interest payable of $83,847 (RMB 603,000), which resulted in no gain or loss. The change in value as of transaction date was due to the fluctuation in foreign exchange rates. During the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $26 and $55, respectively.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stocks

As of March 31, 2024 and December 31, 2023, the Company had 79,676,232 and 78,775,094 shares of common stock issued and outstanding, respectively.

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

During the three months ended March 31, 2024, the Company sold 621,648 shares of common stock to fifteen non-U.S. investors at $0.30 per share, with total proceeds of $186,494 received in cash. Additionally, at the end of March 2024, the Company received cash proceeds of $62,184 from investors for the purchase of common stocks of the Company. These stocks were subsequently issued on April 3, 2024, at a price of $0.60 per share. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend. Also, on February 18, 2024, the Company converted a loan in the total amount of $83,847 with a related party, to exchange issuance of 279,490 shares of the common stock of the company to the related party, at $0.30 per share.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

On January 19, 2023, the Company granted total 5,000,000 shares of common stock of the Company to six employees and one consultant pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled of $500,000 on the grant dates. In December 2023, 1,200,000 shares of common stock were returned by one employee for no consideration due to the employment term was terminated prematurely and cancelled upon receipt. In January 2024, 1,200,000 shares of common stock were returned by another employee for no consideration due to the employment term was terminated prematurely and cancelled upon receipt.

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

During the three months ended March 31, 2024, the Company granted 1,200,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled of $360,000 on the grant dates.

As of March 31, 2024 and December 31, 2023, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 1,570,000 and 1,570,000, respectively.

2023 Equity Incentive Plan

As of March 31, 2024 and December 31, 2023, no shares have been issued under the Company’s 2023 Equity Incentive Plan, and the Company’s common shares issuable under the 2023 Equity Incentive Plan totaled 5,000,000 and 5,000,000, respectively.

A summary of equity incentive activities for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and vested as of January 1, 2023	4,250,000	0.10
Granted and vested	5,750,000	0.11
Forfeited and cancelled	(1,570,000)	0.12
Issued and vested as of January 1, 2024	8,430,000	$0.10
Forfeited and cancelled	(1,200,000)	0.10
Granted and vested	1,200,000	0.30
Issued and vested as of March 31, 2024	8,430,000	$0.13

The total fair value of shares issued for incentive that vested was $0.36 million and $0.50 million during the three months ended March 31, 2024 and 2023, respectively.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company borrowed total $82,107 from the President of the Company for its normal business operations and the acquisition of Hangzhou Wenyuan. The borrowing bear is unsecured, non-interest-bearing and due on demand. During the three months ended March 31, 2023, the Company repaid $14,618 (RMB100,000) to the President. In addition, the Company paid $2,359 (RMB 23,000) during the remaining of the year in 2023. As of December 31, 2023, the balance of the loan due to our President was $71,165, with difference of $2,350 due to the fluctuation in foreign exchange. During the three months ended March 31, 2024, the Company repaid $64,770 (RMB 465,544) to the President. As of March 31, 2024, the balance of the loan due to our President was $5,575, with difference of $820 due to the fluctuation in foreign exchange.

During the three months ended March 31, 2023, the wife of President of the Company, repaid commercial loan and accrued interest in the total amount of $14,050 on behalf of the Company. During the three months ended March 31, 2024, the Company received advances of $5,822 and made repayments of $75,824 to the wife of President of the Company. As of March 31, 2024 and December 31, 2023, the amount owed to this related party by the Company totaled $55,499 and $127,345, respectively. The amount due to this related party is unsecured, non-interest-bearing and due on demand.

The President’s wife further paid expenses in the total amount of $2,868 on behalf of the Company during the three months ended March 31, 2024. This amount has been included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet as of March 31, 2024. The amount is unsecured, non-interest-bearing and due on demand.

During the three months ended March 31, 2024, the Company recognized employee compensation expenses of $4,341 to the daughter of the President. As of March 31, 2024 and December 31, 2023, the compensation payable to the related parties including the President, his wife and daughter, totaled $32,353 and $31,446, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

The Company conducted offline product sales to a closed relative of the President’s wife, totaling $16,710 for the three months ending March 31, 2024. As of March 31, 2024, the entire sales transaction was paid off by the related party.

During the three months ended March 31, 2023, the Company purchased inventory in the total amount of $40,373 from Hangzhou Longwen Culture Media Ltd. (“HZLWCM”), an entity under the control by the daughter of the President of the Company. As of March 31, 2024 and December 31, 2023, the amount payable to HZLWCM totaled $39,555 and $40,373, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet. The difference of $818 due to the fluctuation in foreign exchange.

NOTE 9 – DISCONTINUED OPERATIONS

Management intended to change its operation focus and entered into an agreement with a counterparty to sell certain assets and liabilities of HWF as of March 31, 2024 for consideration of $nil on March 27, 2024, which was closed on March 31, 2024. By selling off these assets and liabilities, management was signaling a shift away from aquaculture trading, which met the criteria to be reported as a discontinued operation and HWF as identified as discontinued operations as a result.

Total disposed assets and liabilities from discontinued operations as of March 31, 2024, were as below:

March 31, 2024

ASSETS
Current assets
Prepaid expenses and other current assets	736
Accounts receivable	$471,066
Total current assets	$471,802
TOTAL ASSETS DISPOSED FROM DISCONTINUED OPERATIONS	$471,802

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$461,201
Other payable	14,005
Total current liabilities	475,206
TOTAL LIABILITIES DISPOSED FROM DISCONTINUED OPERATIONS	$475,206
Disposal gain	$3,404

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023, results of operations from HWF are as below:

	For the months ended March 31,
	2024	2023

Revenues
Aquaculture product sales	$-	$221,601
Total revenues	-	221,601

Cost of revenues
Cost of Aquaculture product	-	199,156
Total cost of revenues	-	199,156
Gross profit	-	22,445

Operating expenses:
Selling, general and administrative expenses	-	5,375
Total operating expenses	-	5,375

Income from operations of discontinued operations	-	17,070

Other expenses:
Other expenses, net	13	208
Total other expenses, net	13	208

Net (loss) income before income tax from discontinued operations	(13)	16,862
Income tax recovery (expense)	3,141	(843)
Net income from discontinued operations, net of taxes before gain from sale of discontinued operations	3,128	16,019
Gain from sale of discontinued operations, net of taxes	3,404	-
Loss from discontinued operations	$6,532	16,019

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no other event has occurred requiring adjustment or disclosure, except the following:

On April 3, 2024, the Company issued 333,195 shares of common stocks to three (3) individual non-U.S. investors at $0.60 per share for cash consideration. The consideration consisted of the $62,184 received at the end of March 2024 and $137,735 received in April 2024. On April 19, 2024, the Company issued 34,478 shares of common stocks to two (2) individual non-U.S. investors at $0.60 per share for cash consideration. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On April 10, 2024, Hangzhou Yusu was renamed to Hangzhou Wenyuan Art and Culture Co., Ltd. (“HWAC”)

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

Overview

Longwen Group Corp. (the “Company”), was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005. On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect its name change of Longwen Group Corp with trading symbol of “LWLW”. On April 23, 2024, pursuant to the Company’s majority shareholder consent and board approval dated on April 5, 2024, the Company amended its Article of Incorporation with Nevada State to change its name to Wenyuan Group Corp. The name and symbol change of the Company is now under review by the Financial Industry Regulatory Authority (“FINRA”).

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

On October 11, 2022, the Company and its subsidiary, Hangzhou Wenyuan entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Wenyuan Art and Culture Co., Ltd. (“HWAC”) (FKA: Hangzhou Yusu Trading Co., Ltd. or “Hangzhou Yushu”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated HWAC became Hangzhou Wenyuan’s wholly owned subsidiary in the PRC. HWAC was originally registered on April 20, 2020 and has minimum operations since its inception. The Company recognize goodwill of $139 upon consummated the acquisition. On April 10, 2024, Hangzhou Yusu was renamed to Hangzhou Wenyuan Art and Culture Co., Ltd (“HWAC”).

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change in the economic situation and lower-than-expected sales of aquacultural products, our management decided to alter the HWF’s operations and on March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF was identified as discontinued operations with aquacultural products sales. Such assets and liabilities are classified as assets and liabilities held for sale, and the sale was closed on March 27, 2024.

Results of operation for the three months ended March 31, 2024 and 2023

Discontinued Operations – Aquacultural product sales

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. During the three months ended March 31, 2024 and 2023, the Company generated $nil and $221,601 of revenue from its aquaculture product sales through HWF. The aquacultural product sales was an important source of revenue for the Company in the year 2023. However, due to the changes in the economic situation and lower-than-expected sales of aquacultural products, our management decided to alter its operations. On March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. Consequently, HWF was identified as discontinued operations with aquacultural product sales in the accompanying unaudited consolidated financial statements. Net income from discontinued operations for the three months ended March 31, 2024 and 2023, amounted to $6,532 and $16,019, respectively.

Revenue

During the three months ended on March 31, 2024, the Company generated $nil of revenue from its consulting services compared to $13,026 for the period of the same quarter of year 2023. The Company has terminated all consulting agreements with previous service recipients by the end of year 2023 due to the Company’s business strategy adjustment. Also in the year 2023, the Company’s subsidiary, HWF discontinued operations with its aquacultural products due to the changes in economic situation and lower-than-expected sales of aquacultural products. During the three months ended March 31, 2024, the Company generated $Nil in revenue from online product sales, compared to $6,082 online product sales during the same quarter in 2023.

Starting from the first quarter of 2024, the Company initiated the sale of cultural and health products through its subsidiary, HWAC. For the three months ending on March 31, 2024, the Company generated $40,404 in revenue from offline product sales including related party sales, and these sales consisted of cultural and health product, as compared to $Nil offline product sales during the same quarter in 2023. The management expects this newly added business segment of cultural and health product will become a new driving force for the Company’s revenue growth in 2024.

	For the three months ended March 31,		Increase	Percentage
	2024	2023	(Decrease)	Change

Consulting services	$-	$13,026	$(13,026)	(100)%
Online product sales	-	6,082	(6,082)	(100)%
Offline product sales – related party	16,710	-	16,710	100%
Offline product sales	23,694	-	23,694	100%
	$40,404	$19,108	$21,296	111%

Cost of Revenues

For the three months ended March 31, 2024, our cost of revenues for online product sales amounted to $Nil as compared to $2,199 for the three months ended March 31, 2023, a decrease of $2,199. Our cost of revenues for offline product sales in the first quarter of 2024 amounted to $29,838 as compared to $Nil for the three months ended March 31, 2023, an increase of $29,838. The increasing was primarily attributable to our offline product sales increased.

Operating Expense

For the three months ended March 31, 2024, our operating expense amounts to $488,632, as compared to $651,685 for the three months ended March 31, 2023, a decrease of $163,053. The decrease was mainly due to the decreased in share-based compensation and professional expenses.

During the three months ended March 31, 2024 and 2023, the Company incurred selling, general and administrative expenses of $92,977 and $78,530, respectively. The SG&A cost were comparable for the same quarter of 2024 and 2023.

Net Loss

The net loss was $479,351 and $619,089 for the three months ended on March 31, 2024 and 2023, respectively. The decrease in net loss in the current quarter was mainly due to the decreased expenses in professional expenses and share-based compensation.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $20,533,644 and $20,054,293, respectively. As of March 31, 2024, we had cash of $34,790 and a working capital deficit of $111,014. As of December 31, 2023, we had cash of $18,449 and a working capital deficit of $335,139. The decrease in the working capital deficit was primarily due to cash provided by financing activities for issuance of commons stocks which was partially offset by cash used in operating activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company sold 621,648 shares of common stock to fifteen non-U.S. investors at $0.30 per share, with total proceeds of $186,494 received in cash. Additionally, at the end of March 2024, the Company received cash proceeds of $62,184 from investors for the purchase of common stocks of the Company. These stocks were subsequently issued on April 3, 2024, at a price of $0.60 per share. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend. Also, on February 18, 2024, the Company converted a loan in the total amount of $83,847 with a related party, to exchange issuance of 279,490 shares of the common stock of the company to the related party, at $0.30 per share.

On April 3, 2024, the Company issued 333,195 shares of common stocks to three (3) individual non-U.S. investors at $0.60 per share for cash consideration. The consideration consisted of the $62,184 received at the end of March 2024 and $137,735 received in April 2024. On April 19, 2024, the Company issued 34,478 shares of common stocks to two (2) individual non-U.S. investors at $0.60 per share for cash consideration. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

We used the net proceeds from the unregistered sales of equity securities to fund the Company’s normal business operations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief (Principle) Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief (Principle) Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief (Principle) Executive Officer and President and Chief (Principle) Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGWEN GROUP CORP.

Date: May 14, 2024	/s/ Xizhen Ye
Xizhen Ye, Chief (Principle) Executive Officer

Date: May 14, 2024	/s/ Xizhen Ye
Xizhen Ye, Chief (Principle) Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief (Principle) Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief (Principle) Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief (Principle) Executive Officer and President and Chief (Principle) Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

