Form 10-Q
period 2024-06-30
Longwen Group Corp.
filed 2024-08-12
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, the registrant had 80,393,905 shares of common stock outstanding.

LONGWEN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2024

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGWEN GROUP CORP.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,992	$18,449
Inventories	43,846	40,373
Prepaid expenses and other current assets	24,673	45,628
Current assets from discontinued operations	—	480,569
Total current assets	101,511	585,019

Property and equipment, net	247,006	254,578
Intangible assets, net	2,580	2,994
Goodwill	1,132	1,132
TOTAL ASSETS	$352,229	$843,723

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$107,286	$119,469
Shareholder loan	19,731	198,510
Loans from third parties	30,273	84,533
Advances from customers	6,880	33,171
Current liabilities from discontinued operations	—	484,475
Total current liabilities	164,170	920,158

TOTAL LIABILITIES	164,170	920,158

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 80,393,905 and 78,775,094 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8,040	7,878
Additional paid-in capital	21,031,089	19,970,306
Accumulated deficit	(20,851,312)	(20,054,293)
Accumulated other comprehensive income (loss)	242	(326)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	188,059	(76,435)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$352,229	$843,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues
Consulting service income	$—	$1,978	$—	$15,004
Online product sales	—	—	—	6,082
Offline product sales – related parties	365	—	17,075	—
Offline product sales	15,936	—	39,630	—
Total revenues	16,301	1,978	56,705	21,086

Cost of revenues
Online product sales	—	—	—	2,199
Offline product sales	4,196	—	34,034	—
Total cost of revenues	4,196	—	34,034	2,199
Gross profit	12,105	1,978	22,671	18,887

Operating Expenses
Professional expenses	47,795	33,040	83,450	106,195
Selling, general and administrative expenses	75,682	62,500	168,659	141,030
Share-based compensation	210,000	76,000	570,000	576,000

Total operating expenses	333,477	171,540	822,109	823,225

Loss from operations	(321,372)	(169,562)	(799,438)	(804,338)

Other income (expenses):
Interest expense	—	(101)	(26)	(156)
Other income (expenses), net	3,704	(85)	(4,087)	(362)
Total other income (expense), net	3,704	(186)	(4,113)	(518)

Net loss from continuing operations	(317,668)	(169,748)	(803,551)	(804,856)
Gain (loss) from discontinued operations (including disposal gain of $Nil and $6,532 for the three and six months ended June 30, 2024, respectively)	—	43,083	6,532	59,102

Net loss	$(317,668)	$(126,665)	$(797,019)	$(745,754)

Other comprehensive (loss) income
Foreign currency translation (loss) income	(3,469)	(6,638)	568	(5,025)

Total other comprehensive income (loss)	(3,469)	(6,638)	568	(5,025)

Comprehensive loss	$(321,137)	$(133,303)	$(796,451)	(750,779)

Weighted average shares outstanding:
Basic and diluted	80,175,722	79,198,916	79,468,340	78,579,905

Loss per share:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(797,019)	$(745,754)
Adjustment to reconcile net loss used in operating activities:
Gain from discontinued operations	(6,532)	(59,102)
Depreciation and amortization	6,421	6,527
Share-based compensation	570,000	576,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	22,666	31,975
Accounts receivable	—	(6,495)
Inventories	(4,446)	(41,465)
Accounts payable and accrued liabilities	(9,825)	22,562
Advances from customers	(25,705)	—
Net cash used in operating activities from continuing operations	(244,440)	(215,752)
Net cash used in operating activities from discontinued operations	—	(32,404)
Net cash used in operating activities	(244,440)	(248,156)

Cash flows from investing activities:
Purchase of property and equipment	(4,424)	—
Net cash used in investing activities	(4,424)	—

Cash flows from financing activities:
Proceeds from third parties	30,495	87,705
Proceeds from a shareholder	20,097	30,378
Repayment to shareholders	(195,594)	(29,299)
Proceeds from issuance of common stock	407,098	67,234
Net cash provided by financing activities from continuing operations	262,096	156,018
Net cash provided by financing activities from discontinued operations	—	33,786
Net cash provided by financing activities	262,096	189,804

Effect of exchange rate changes in cash and cash equivalents from continuing operations	1,311	(605)
Effect of exchange rate changes in cash and cash equivalents from discontinued operations	—	(625)
Net increase (decrease) in cash and cash equivalents from continuing operations	14,543	(60,339)
Net increase in cash and cash equivalents from discontinued operations	—	757

Cash and cash equivalents, beginning balance	18,449	68,121
Cash and cash equivalents, ending balance	$32,992	$8,539

Supplement Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Repayment of commercial loan by related party on behalf of the Company	$—	$14,050
Common stocks issued for debt settlement	$83,847	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance March 31, 2024	—	$—	79,676,232	$7,968	$10	$20,662,731	$(20,533,644)	$3,711	$140,776
Share-based compensation	—	—	350,000	35	—	209,965	—	—	210,000
Common stock issued for cash	—	—	367,673	37	(10)	158,393	—	—	158,420
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,469)	(3,469)
Net loss	—	—	—	—	—	—	(317,668)	—	(317,668)
Balance June 30, 2024	—	$—	80,393,905	$8,040	$—	$21,031,089	$(20,851,312)	$242	$188,059

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance December 31, 2023	—	$—	78,775,094	$7,878	$—	$19,970,306	$(20,054,293)	$(326)	$(76,435)
Share-based compensation	—	—	1,550,000	155	—	569,845	—	—	570,000
Share cancellation	—	—	(1,200,000)	(120)	—	120	—	—	—
Common stock issued for cash	—	—	989,321	99	—	406,999	—	—	407,098
Common stock issued for debt settlement	—	—	279,490	28	—	83,819	—	—	83,847
Other comprehensive income	—	—	—	—	—	—	—	568	568
Net loss	—	—	—	—	—	—	(797,019)	—	(797,019)
Balance June 30, 2024	—	$—	80,393,905	$8,040	$—	$21,031,089	$(20,851,312)	$242	$188,059

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Deferred Share-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance March 31, 2023	—	$—	79,108,926	$7,911	$—	$19,785,039	$—	$(19,646,924)	$7,453	$153,479
							—
Shares issued for compensation	—	—	380,000	38	—	75,962	—	—	—	76,000
Shares issued for cash	—	—	336,168	34	—	67,200	—	—	—	67,234
Shares issuable for deferred compensation	—	—	—	—	37	73,963	(74,000)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(6,638)	(6,638)
Net loss	—	—	—	—	—	—	—	(126,665)	—	(126,665)
Balance June 30, 2023	—	$—	79,825,094	$7,983	$37	$20,002,164	(74,000)	$(19,773,589)	$815	$163,410

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Deferred Share-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance December 31, 2022	—	$—	74,108,926	$7,411	$—	$19,285,539	$—	$(19,027,835)	$5,840	$270,955
							—
Shares issued for compensation	—	—	5,380,000	538	—	575,462	—	—	—	576,000
Shares issued for cash	—	—	336,168	34	—	67,200	—	—	—	67,234
Shares issuable for deferred compensation	—	—	—	—	37	73,963	(74,000)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,025)	(5,025)
Net loss	—	—	—	—	—	—	—	(745,754)	—	(745,754)
Balance June 30, 2023	—	$—	79,825,094	$7,983	$37	$20,002,164	(74,000)	$(19,773,589)	$815	$163,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Longwen Group Corp. (the “Company”) was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005. On January 23, 2017, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect its name change of Longwen Group Corp with trading symbol of “LWLW”. On April 23, 2024, pursuant to the Company’s majority shareholder consent and board approval dated on April 5, 2024, the Company amended its Article of Incorporation with Nevada State and changed its name to Wenyuan Group Corp. The name and symbol change are currently under the review by The Financial Industry Regulatory Authority (“FINRA”).

On February 23, 2022, the Company entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Wenyuan Enterprise Management Co., Ltd. (“Hangzhou Wenyuan”) (FKA: Hangzhou Longwen Enterprise Management Co., Ltd or “Hangzhou Longwen”), a wholly foreign-owned enterprise (“WOFE”) in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Wenyuan became the Company’s wholly owned subsidiary in the PRC. Hangzhou Wenyuan was originally registered on January 4, 2012, and has minimum operations since its inception. The Company recognized $993 goodwill upon consummated the acquisition. On February 27, 2024, Hangzhou Longwen Enterprise Management Co., Ltd changed its name to Hangzhou Wenyuan Enterprise Management Co., Ltd. through Hangzhou Market Supervision and Administration Bureau in China.

On October 11, 2022, the Company and its subsidiary, Hangzhou Wenyuan entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Wenyuan Art and Culture Co., Ltd. (“HWAC”) (FKA: Hangzhou Yusu Trading Co., Ltd. or “Hangzhou Yushu”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated HWAC became Hangzhou Wenyuan’s wholly owned subsidiary in the PRC. HWAC was originally registered on April 20, 2020 and has had minimum operations since its inception. The Company recognize goodwill of $139 upon consummated the acquisition. On April 10, 2024, Hangzhou Yusu was renamed to Hangzhou Wenyuan Art and Culture Co., Ltd (“HWAC”).

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change in the economic situation and lower-than-expected sales of aquacultural products, our management decided to change the HWF’s operations and on March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF was identified as discontinued operations with aquacultural products sales. Such assets and liabilities are classified as assets and liabilities held for sale, and the sale was closed on March 31, 2024.

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

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Reclassifications

Certain amounts on the prior year’s consolidated balance sheets, consolidated statements of operations and cash flows were reclassified to conform to current-year presentation, with no effect on ending stockholders’ equity.

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

	Average Rate for the three months ended June 30,				Average Rate for the six months ended June 30,
	2024		2023		2024		2023
China yuan (RMB)	RMB	7.2409	RMB	7.0162	RMB	7.2143	RMB	6.9286
United States dollar ($)		$1.0000		$1.0000		$1.0000		$1.0000

	Exchange Rate at
	June 30, 2024		December 31, 2023
China yuan (RMB)	RMB	7.2672	RMB	7.0978
United States dollar ($)		$1.0000		$1.0000

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

Concentration

During the six months ended June 30, 2024, the Company generated 29%, 12% and 10% of revenues from the top three customers, including a related party and two third parties, respectively. During the six months ended June 30, 2023, the Company generated 41% and 31% of revenues from the top 2 customers, respectively. For the six months ended June 30, 2024, 95% of the Company’s cost of revenues came from a single top vendor. For the three months ended June 30, 2024, 64%, 21%, and 12% of the cost of revenues were sourced from the top three vendors.The Company’s cost of revenues were not material during the three and six months ended June 30, 2023.

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

As of June 30, 2024 and December 31, 2023, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying value of the Company’s cash, loans from third parties, shareholder loans and accounts payable and accrued liabilities approximates the fair value due to the short-term maturity.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. During the three and six months ended June 30, 2024 and 2023, the Company determined that we have one reportable segment as we manage the business from the geography location.

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

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2024, the Company incurred a net loss of $ 797,019. The Company had an accumulated deficit of $ 20,851,312 as of June 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	June 30, 2024	December 31, 2023

Equipment	$11,432	$7,209
Property	257,506	263,651
Less: accumulated depreciation	(21,932)	(16,282)
Total property and equipment, net	$247,006	$254,578

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $5,564 between the addition of $263,070 and the cost as of June 30, 2024 is due to the fluctuation of foreign exchange rate. The office space is intended for internal use.

Depreciation expenses were $3,256 and $3,222 for the three months ended June 30, 2024 and 2023, respectively, which was included in selling, general and administrative expenses. Depreciation expenses were $6,421 and $6,527 for the six months ended June 30, 2024 and 2023, respectively. The difference with the change in accumulated depreciation was due to exchange difference.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS FROM THIRD PARTIES

The Company’s loans from third parties consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Loan from third-party lenders; unsecure, bearing an interest rate of 0.5% per annum, and due in one year	$30,273	$84,533
Total loans	30,273	84,533
Less: current portion	(30,273)	(84,533)
Total non-current portion	$—	$—

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

During the three months ended March 31, 2023, the Company borrowed $87,705 (RMB 600,000) from a third-party individual. The loans are unsecure, bearing an interest rate of 0.5% per annum, and due in one year. On February 18, 2024, the Company entered into a debt settlement agreement with the third party. Pursuant to the agreement, the Company issued 279,490 common stocks with total fair value of $83,847 to settlement the total loan principal and interest payable of $83,847 (RMB 603,000), which resulted in no gain or loss. The change in value as of transaction date was due to the fluctuation in foreign exchange rates. The interest expenses were not material for the three and six months ended June 30, 2024 and 2023.

During the three months ended June 30, 2024, the Company borrowed $30,495 (RMB 220,000) from three third-party individuals. The loans are unsecure, bearing an interest rate of 0.5% per annum, and due in one year. As of June 30, 2024, loans due to the three individuals totaled $30,273. The change between the addition and June 30, 2024 balance is due to the fluctuation of foreign exchange.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stocks

As of June 30, 2024 and December 31, 2023, the Company had 80,393,905 and 78,775,094 shares of common stock issued and outstanding, respectively.

In May and June 2023, the Company sold a total of 336,168 shares of common stock to forty-nine (49) non-U.S. investors at $0.20 per share for cash consideration. In December 2023, the Company sold a total of 150,000 shares of common stock to three (3) non-U.S. investors at $0.28 per share for cash consideration.

During the three months ended March 31, 2024, the Company sold 621,648 shares of common stock to fifteen non-U.S. investors at $0.30 per share, with total proceeds of $186,494 received in cash. Additionally, during the three months ended June 30, 2024, the Company issued 367,673 shares of common stock to individual non-U.S. investors at $0.60 per share, with total proceeds of $220,604 received in cash which $62,184 received during the three months ended March 31, 2024.

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

On January 19, 2023, the Company granted total 5,000,000 shares of common stock of the Company to six employees and one consultant pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled $500,000 on the grant dates. In December 2023, 1,200,000 shares of common stock were returned by one employee for no consideration due to the employment term was terminated prematurely and cancelled upon receipt. In January 2024, 1,200,000 shares of common stock were returned by another employee for no consideration due to the employment term was terminated prematurely and cancelled upon receipt.

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

During the three months ended March 31, 2024, the Company granted 1,200,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled $360,000 on the grant dates.

During the three months ended June 30, 2024, the Company granted 350,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled $210,000 on the grant dates.

As of June 30, 2024 and December 31, 2023, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 1,220,000 and 1,570,000, respectively.

2023 Equity Incentive Plan

As of June 30, 2024 and December 31, 2023, no shares have been issued under the Company’s 2023 Equity Incentive Plan, and the Company’s common shares issuable under the 2023 Equity Incentive Plan totaled 5,000,000 and 5,000,000, respectively.

A summary of equity incentive activities for the three months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and vested as of January 1, 2023	4,250,000	0.10
Granted and vested	5,750,000	0.11
Forfeited and cancelled	(1,570,000)	0.12
Issued and vested as of January 1, 2024	8,430,000	$0.10
Forfeited and cancelled	(1,200,000)	0.10
Granted and vested	1,550,000	0.37
Issued and vested as of June 30, 2024	8,780,000	$0.15

The total fair value of shares issued for incentive that vested was $0.21 million and $0.08 million during the three months ended June 30, 2024 and 2023, respectively. The total fair value of shares issued for incentive that vested was $0.57 million and $0.57 million during the six months ended June 30, 2024 and 2023, respectively.

LONGWEN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company borrowed total $82,107 from the President of the Company for its normal business operations and the acquisition of Hangzhou Wenyuan. The borrowing bear is unsecured, non-interest-bearing and due on demand. During the three months ended March 31, 2023, the Company repaid $14,618 (RMB100,000) to the President. In addition, the Company paid $2,359 (RMB 23,000) during the remaining of the year in 2023. As of December 31, 2023, the balance of the loan due to our President was $71,165, with difference of $2,350 due to the fluctuation in foreign exchange. During the three months ended March 31, 2024, the Company repaid $64,770 (RMB 465,544) to the President. As of June 30, 2024, the balance of the loan due to our President was $5,575, with difference of $820 due to the fluctuation in foreign exchange.

During the three months ended March 31, 2023, the wife of President of the Company, repaid commercial loan and accrued interest in the total amount of $14,050 on behalf of the Company. During the six months ended June 30, 2024, the Company received advances of $20,097 and made repayments of $131,062 to the wife of President of the Company. As of June 30, 2024 and December 31, 2023, the amount owed to this related party by the Company totaled $14,219 and $127,345, respectively. The amount due to this related party is unsecured, non-interest-bearing and due on demand.

The President’s wife further paid expenses in the total amount of $2,868 on behalf of the Company during the three months ended March 31, 2024.

During the three and six months ended June 30, 2024, the Company recognized employee compensation expenses of $4,341 and $8,650 to the daughter of the President, respectively. During the three months ended June 30, 2024, the Company recognized employee compensation expenses of $1,109 to the wife of the President. As of June 30, 2024 and December 31, 2023, the compensation payable to the related parties including the President’s wife and daughter, totaled $2,532 and $31,446, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

The Company conducted offline product sales to a close relative of the President’s wife, totaling $16,710 for the three months ending March 31, 2024. As of June 30, 2024, the entire sales transaction was paid off by the related party.

The Company conducted offline product sales to a related party, totaling $365 for the three months ending June 30, 2024. As of June 30, 2024, the entire sales transaction was paid off by the related party.

During the three months ended March 31, 2023, the Company purchased inventory in the total amount of $40,373 from Hangzhou Longwen Culture Media Ltd. (“HZLWCM”), an entity under the control by the daughter of the President of the Company. As of June 30, 2024 and December 31, 2023, the amount payable to HZLWCM totaled $39,300 and $40,373, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet. The difference of $1,073 due to the fluctuation in foreign exchange.

NOTE 8 – DISCONTINUED OPERATIONS

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

	For the three months ended March 31,
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

During the month of July 2024, the Company sold 257,075 shares of common stock to six non-U.S. investors at $0.60 per share, with total proceeds of $154,245 received in cash. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change in the economic situation and lower-than-expected sales of aquacultural products, our management decided to alter the HWF’s operations and on March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF was identified as discontinued operations with aquacultural products sales. Such assets and liabilities are classified as assets and liabilities held for sale, and the sale was closed on March 31, 2024.

Results of operation for the three months ended June 30, 2024 and 2023

Discontinued Operations – Aquacultural product sales

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. During the three months ended March 31, 2024 and 2023, the Company generated $nil and $221,601 of revenue from its aquaculture product sales through HWF. The aquacultural product sales was an important source of revenue for the Company in the year 2023. However, due to the changes in the economic situation and lower-than-expected sales of aquacultural products, our management decided to alter its operations. On March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. Consequently, HWF was identified as discontinued operations with aquacultural product sales in the accompanying unaudited consolidated financial statements. Net income from discontinued operations for the three months ended June 30, 2024 and 2023, amounted to $nil and $43,083, respectively.

Revenue

During the three months ended on June 30, 2024, the Company generated $Nil of revenue from its consulting services compared to $1,978 for the same quarter of year 2023. The Company has terminated all consulting agreements with previous service recipients by the end of year 2023 due to the Company’s business strategy adjustment. Also in the year 2023, the Company’s subsidiary, HWF discontinued operations with its aquacultural products due to the changes in economic situation and lower-than-expected sales of aquacultural products.

Starting from the first quarter of 2024, the Company initiated the sale of cultural and health products through its subsidiary, HWAC. For the three months ending on June 30, 2024, the Company generated $16,301 in revenue from offline product sales including related party sales, and these sales consisted of cultural and health product sales, as compared to $Nil offline product sales during the same quarter in 2023. The management expects this newly added business segment of cultural and health product will become a new driving force for the Company’s revenue growth in 2024.

	For the three months ended June 30,		Increase	Percentage
	2024	2023	(Decrease)	Change

Consulting services	$-	$1,978	$(1,978)	(100)%
Offline product sales – related party	365	-	365	100%
Offline product sales	15,936	-	15,936	100%
	$16,301	$1,978	$14,323	724%

Cost of Revenues

Our cost of revenues for offline product sales for the three months ended June 30, 2024 amounted to $4,196 as compared to $Nil for the three months ended June 30, 2023, an increase of $4,196. The increase was primarily attributable to our offline product sales increased.

Operating Expense

For the three months ended June 30, 2024, our operating expenses amounts to $333,477, as compared to $171,540 for the three months ended June 30, 2023, an increase of $161,937. The increase was mainly due to the increasing in share-based compensation.

During the three months ended June 30, 2024 and 2023, the Company incurred selling, general and administrative expenses of $75,682 and $62,500, respectively. The increase of SG&A cost was primarily attributable to the increased offline product sales which in turn has resulted in higher management cost.

Net Loss

The net loss was $317,668 and $126,665 for the three months ended on June 30, 2024 and 2023, respectively. The increase in net loss in the current quarter was mainly due to the increase in share-based compensation.

Results of operation for the six months ended June 30, 2024 and 2023

Net income from discontinued operations for the six months ended June 30, 2024 and 2023, amounted to $6,532 and $59,102, respectively.

Revenue

During the six months ended on June 30, 2024, the Company generated $nil of revenue from its consulting services compared to $15,004 for the period of the same quarter of year 2023. The Company has terminated all consulting agreements with previous service recipients by the end of year 2023 due to the Company’s business strategy adjustment. During the six months ended June 30, 2024, the Company generated $Nil in revenue from online product sales, compared to $6,082 online product sales during the same quarter in 2023.

For the six months ending on June 30, 2024, the Company generated $56,705 in revenue from offline product sales including related party sales, and these sales consisted of cultural and health product sales, as compared to $Nil offline product sales during the same quarter in 2023. The management expects this newly added business segment of cultural and health product will become a new driving force for the Company’s revenue growth in 2024.

	For the six months ended June 30,		Increase	Percentage
	2024	2023	(Decrease)	Change

Consulting services	$-	$15,004	$(15,004)	(100)%
Online product sales	-	6,082	(6,082)	(100)%
Offline product sales – related party	17,075	-	17,075	100%
Offline product sales	39,630	-	39,630	100%
	$56,705	$21,086	$35,619	169%

Cost of Revenues

Our cost of revenues for online product sales for the six months ended June 30, 2024 amounted to $Nil as compared to $2,199 for the six months ended June 30, 2023, a decrease of $2,199. The decrease was primarily attributable to our online product sales decreased.

Our cost of revenues for offline product sales for the six months ended June 30, 2024 amounted to $34,034 as compared to $Nil for the six months ended June 30, 2023, an increase of $34,034. The increase was primarily attributable to our offline product sales increased.

Operating Expense

For the six months ended June 30, 2024, our operating expense amounts to $822,109, as compared to $823,225 for the six months ended June 30, 2023, a decrease of $1,116. Our operating expense were comparable for the six months ended on June 30, 2024 and 2023..

During the six months ended June 30, 2024 and 2023, the Company incurred selling, general and administrative expenses of $168,659 and $141,030, respectively. The increase of SG&A cost was primarily attributable to the increased offline product sales which in turn has resulted in higher management cost.

Net Loss

The net loss was $797,019 and $745,754 for the six months ended on June 30, 2024 and 2023, respectively. The net loss were comparable for the same quarter of 2024 and 2023.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $20,851,312 and $20,054,293, respectively. As of June 30, 2024, we had cash of $32,992 and a working capital deficit of $62,659. As of December 31, 2023, we had cash of $18,449 and a working capital deficit of $335,139. The decrease in the working capital deficit was primarily due to cash provided by financing activities for issuance of commons stocks, which was partially offset by cash used in operating activities.

Going Concern Assessment

The Company has adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically cash outflow from operating activities, operating losses, accumulated deficit and other adverse key financial ratios.

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

The critical accounting policies are discussed in further detail in the notes to the unaudited financial statements appearing elsewhere in this Form 10-Q report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company sold 621,648 shares of common stock to fifteen non-U.S. investors at $0.30 per share, with total proceeds of $186,494 received in cash. Additionally, during the three months ended June 30, 2024, the Company issued 367,673 shares of common stock to individual non-U.S. investors at $0.60 per share, with total proceeds of $220,604 received in cash, which $62,184 received during the three months ended March 31, 2024. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend. Also, on February 18, 2024, the Company converted a loan in the total amount of $83,847 with a related party, to exchange issuance of 279,490 shares of the common stock of the company to the related party, at $0.30 per share.

During the month of July 2024, the Company sold 257,075 shares of common stock to six non-U.S. investors at $0.60 per share, with total proceeds of $154,245 received in cash. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

We used the net proceeds from the unregistered sales of equity securities to fund the Company’s normal business operations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGWEN GROUP CORP.

Date: Aug 12, 2024	/s/ Xizhen Ye
Xizhen Ye, Chief Executive Officer

Date: Aug 12, 2024	/s/ Xizhen Ye
Xizhen Ye, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

