Form 10-Q
period 2024-09-30
Longwen Group Corp.
filed 2024-11-06
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-11596

WENYUAN GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	95-3506403
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

RM 2404, Yin Zun Building, ZunBao Plaza,

Shangcheng Dist., Hangzhou City, Zhejiang Province, China

(Address of Principal Executive Office)

+86 0571 -85128985

(Registrant’s telephone number, including area code)

LONGWEN GROUP CORP.

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

As of November 6, 2024, the registrant had 80,884,279 shares of common stock outstanding.

WENYUAN GROUP CORP.

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

		PAGE

	Note about Forward-Looking Statements	3

	PART I - FINANCIAL INFORMATION

Item 1	Financial Statements	4
	Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	5
	Consolidated Statements of Operations and Other Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2024 and 2023	6
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023	7
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2024 and 2023	8
	Notes to Unaudited Consolidated Financial Statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3	Defaults Upon Senior Securities	23
Item 4	Mine Safety Disclosures	23
Item 5	Other Information	23
Item 6	Exhibits	24

SIGNATURES		25

EXHIBIT INDEX		26

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

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer Wenyuan Group Corp. (formerly known as Longwen Group Corp.), a Nevada corporation.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WENYUAN GROUP CORP.

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$153,716	$18,449
Inventories	43,539	40,373
Prepaid expenses and other current assets	15,068	45,628
Current assets from discontinued operations	—	480,569
Total current assets	212,323	585,019

Property and equipment, net	271,541	254,578
Intangible assets, net	2,494	2,994
Intangible assets under construction	21,660	—
Goodwill	1,132	1,132
TOTAL ASSETS	$509,150	$843,723

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$106,027	$119,469
Shareholder loans	5,877	198,510
Loans from third parties	31,350	84,533
Advances from customers	71	33,171
Current liabilities from discontinued operations	—	484,475
Total current liabilities	143,325	920,158

TOTAL LIABILITIES	143,325	920,158

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 80,809,370 and 78,775,094 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8,081	7,878
Additional paid-in capital	21,280,326	19,970,306
Accumulated deficit	(20,936,297)	(20,054,293)
Accumulated other comprehensive income (loss)	13,715	(326)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	365,825	(76,435)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$509,150	$843,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2024	2023	2024	2023

Revenues
Consulting service income	$—	$—	$—	$15,004
Online product sales	—	—	—	6,082
Offline product sales – related parties	—	—	17,075	—
Offline product sales	11,263	—	50,893	—
Total revenues	11,263	—	67,968	21,086

Cost of revenues
Online product sales	—	—	—	2,199
Offline product sales	6,014	—	40,048	—
Total cost of revenues	6,014	—	40,048	2,199
Gross profit	5,249	—	27,920	18,887

Operating Expenses
Professional expenses	45,205	61,806	128,655	168,001
Selling, general and administrative expenses	46,491	71,886	215,150	212,916
Share-based compensation	—	—	570,000	576,000

Total operating expenses	91,696	133,692	913,805	956,917

Loss from operations	(86,447)	(133,692)	(885,885)	(938,030)

Other income (expenses):
Interest expense	—	(104)	(26)	(260)
Other income (expenses), net	1,462	(30)	(2,625)	(392)
Total other income (expense), net	1,462	(134)	(2,651)	(652)

Net loss from continuing operations	(84,985)	(133,826)	(888,536)	(938,682)
Gain (loss) from discontinued operations (including disposal gain of $nil and $3,404 for the three and nine months ended September 30, 2024, respectively)	—	(52,788)	6,532	6,314

Net loss	$(84,985)	$(186,614)	$(882,004)	$(932,368)

Other comprehensive income (loss)
Foreign currency translation income (loss)	13,473	1,164	14,041	(3,861)

Total other comprehensive income (loss)	13,473	1,164	14,041	(3,861)

Comprehensive loss	$(71,512)	$(185,450)	$(867,963)	(936,229)

Weighted average shares outstanding:
Basic and diluted	80,645,636	79,825,094	79,863,637	78,996,477

Loss per share:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(882,004)	$(932,368)
Adjustment to reconcile net loss used in operating activities:
Gain from discontinued operations	(6,532)	(6,314)
Depreciation and amortization	9,933	9,645
Share-based compensation	570,000	576,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	32,943	44,337
Accounts receivable	—	(6,399)
Inventories	(2,637)	(40,803)
Accounts payable and accrued liabilities	(14,578)	92,055
Advances from customers	(32,646)	—
Net cash used in operating activities from continuing operations	(325,521)	(263,847)
Net cash used in operating activities from discontinued operations	—	(169)
Net cash used in operating activities	(325,521)	(264,016)

Cash flows from investing activities:
Purchase of property and equipment	(23,116)	—
Payment for intangible assets under construction	(21,121)	—
Net cash used in investing activities	(44,237)	—

Cash flows from financing activities:
Proceeds from third parties	30,495	87,705
Proceeds from a shareholder	21,314	83,640
Repayment to shareholders	(211,548)	(33,132)
Proceeds from issuance of common stock	656,376	67,234
Net cash provided by financing activities from continuing operations	496,637	205,447
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by financing activities	496,637	205,447

Effect of exchange rate changes in cash and cash equivalents from continuing operations	8,388	(4,203)
Effect of exchange rate changes in cash and cash equivalents from discontinued operations	—	289
Net increase (decrease) in cash and cash equivalents from continuing operations	135,267	(62,603)
Net increase in cash and cash equivalents from discontinued operations	—	120

Cash and cash equivalents, beginning balance	18,449	68,121
Cash and cash equivalents, ending balance	$153,716	$5,638

Supplement Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Repayment of commercial loan by related party on behalf of the Company	$—	$14,050
Common stocks issuable for deferred compensation	$—	$23,221
Common stocks issued for debt settlement	$83,847	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance June 30, 2024	—	$—	80,393,905	$8,040	$21,031,089	$(20,851,312)	$242	$188,059
Common stock issued for cash	—	—	415,465	41	249,237	—	—	249,278
Other comprehensive income	—	—	—	—	—	—	13,473	13,473
Net loss	—	—	—	—	—	(84,985)	—	(84,985)
Balance September 30, 2024	—	$—	80,809,370	$8,081	$21,280,326	$(20,936,297)	$13,715	$365,825

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance December 31, 2023	—	$—	78,775,094	$7,878	$19,970,306	$(20,054,293)	$(326)	$(76,435)
Share-based compensation	—	—	1,550,000	155	569,845	—	—	570,000
Share cancellation	—	—	(1,200,000)	(120)	120	—	—	—
Common stock issued for cash	—	—	1,404,786	140	656,236	—	—	656,376
Common stock issued for debt settlement	—	—	279,490	28	83,819	—	—	83,847
Other comprehensive income	—	—	—	—	—	—	14,041	14,041
Net loss	—	—	—	—	—	(882,004)	—	(882,004)
Balance September 30, 2024	—	$—	80,809,370	$8,081	$21,280,326	$(20,936,297)	$13,715	$365,825

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Deferred Share-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance June 30, 2023	—	$—	79,825,094	$7,983	$37	$20,002,164	$(74,000)	$(19,773,589)	$815	$163,410
Other comprehensive loss	—	—	—	—	—	—	—	—	1,164	1,164
Net loss	—	—	—	—	—	—	—	(186,614)	—	(186,614)
Balance September 30, 2023	—	$—	79,825,094	$7,983	$37	$20,002,164	(74,000)	$(19,960,203)	$1,979	$(22,040)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Deferred Share-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance December 31, 2022	—	$—	74,108,926	$7,411	$—	$19,285,539	$—	$(19,027,835)	$5,840	$270,955
Shares issued for compensation	—	—	5,380,000	538	—	575,462	—	—	—	576,000
Shares issued for cash	—	—	336,168	34	—	67,200	—	—	—	67,234
Shares issuable for deferred compensation	—	—	—	—	37	73,963	(74,000)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,861)	(3,861)
Net loss	—	—	—	—	—	—	—	(932,368)	—	(932,368)
Balance September 30, 2023	—	$—	79,825,094	$7,983	$37	$20,002,164	(74,000)	$(19,960,203)	$1,979	$(22,040)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Wenyuan Group Corp. (formerly known as Longwen Group Corp.) (the “Company”) was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005. On January 23, 2017, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect its name change of Longwen Group Corp with trading symbol of “LWLW”. On April 23, 2024, pursuant to the Company’s majority shareholder consent and board approval dated on April 5, 2024, the Company amended its Article of Incorporation with Nevada State and changed its name to Wenyuan Group Corp. The name and symbol change are currently under the review by The Financial Industry Regulatory Authority (“FINRA”).

On February 23, 2022, the Company entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Wenyuan Enterprise Management Co., Ltd. (“Hangzhou Wenyuan”) (FKA: Hangzhou Longwen Enterprise Management Co., Ltd or “Hangzhou Longwen”), a wholly foreign-owned enterprise (“WOFE”) in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Wenyuan became the Company’s wholly-owned subsidiary in the PRC. Hangzhou Wenyuan was originally registered on January 4, 2012, and has minimum operations since its inception. The Company recognized $993 goodwill upon consummated the acquisition. On February 27, 2024, Hangzhou Longwen Enterprise Management Co., Ltd changed its name to Hangzhou Wenyuan Enterprise Management Co., Ltd. through Hangzhou Market Supervision and Administration Bureau in China.

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as described in Note 1. All significant intercompany transactions and balances have been eliminated in the consolidation.

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

	Average Rate for the three months ended September 30,				Average Rate for the nine months ended September 30,
	2024		2023		2024		2023
China yuan (RMB)	RMB	7.1649	RMB	7.2437	RMB	7.1966	RMB	7.0326
United States dollar ($)		$1.0000		$1.0000		$1.0000		$1.0000

	Exchange Rate at
	September 30, 2024		December 31, 2023
China yuan (RMB)	RMB	7.0176	RMB	7.0978
United States dollar ($)		$1.0000		$1.0000

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

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

Concentration

During the nine months ended September 30, 2024, the Company generated 25% and 10% of revenues from the top 2 customers, including one related party and one third party, respectively. During the nine months ended September 30, 2023, the Company generated 41% and 31% of revenues from the top 2 customers, respectively. The Company’s cost of revenues consisted of 95% and 94% purchases from one top vendor for the three and nine months ended September 30, 2024. The Company’s cost of revenues were not material during the three and nine months ended September 30, 2023.

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

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

As of September 30, 2024 and December 31, 2023, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying value of the Company’s cash, loans from third parties, shareholder loans and accounts payable and accrued liabilities approximates the fair value due to the short-term maturity.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. We identify our operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. During the three and nine months ended September 30, 2024 and 2023, the Company determined that we have one reportable segment as we manage the business from the geography location.

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2024, the Company incurred a net loss of $ 882,004. The Company had an accumulated deficit of $ 20,936,297 as of September 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	September 30, 2024	December 31, 2023

Equipment	$30,996	$7,209
Property	266,665	263,651
Less: accumulated depreciation	(26,120)	(16,282)
Total property and equipment, net	$271,541	$254,578

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $3,595 between the addition of $263,070 and the cost as of September 30, 2024 is due to the fluctuation of foreign exchange rate. The office space is intended for internal use.

Depreciation expenses were $3,512 and $3,118 for the three months ended September 30, 2024 and 2023, respectively, which was included in selling, general and administrative expenses. Depreciation expenses were $9,933 and $9,645 for the nine months ended September 30, 2024 and 2023, respectively. The difference with the change in accumulated depreciation was due to exchange difference.

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS FROM THIRD PARTIES

The Company’s loans from third parties consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Loan from third-party lenders; unsecure, bearing an interest rate of 0.5% per annum, and due in one year	$31,350	$84,533
Total loans	31,350	84,533
Less: current portion	(31,350)	(84,533)
Total non-current portion	$—	$—

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

During the three months ended March 31, 2023, the Company borrowed $87,705 (RMB 600,000) from a third-party individual. The loans are unsecure, bearing an interest rate of 0.5% per annum, and due in one year. On February 18, 2024, the Company entered into a debt settlement agreement with the third party. Pursuant to the agreement, the Company issued 279,490 common stocks with total fair value of $83,847 to settlement the total loan principal and interest payable of $83,847 (RMB 603,000), which resulted in no gain or loss. The change in value as of transaction date was due to the fluctuation in foreign exchange rates. The interest expenses were not material for the three and nine months ended September 30, 2024 and 2023.

During the three months ended June 30, 2024, the Company borrowed $30,495 (RMB 220,000) from three third-party individuals. The loans are unsecure, bearing an interest rate of 0.5% per annum, and due in one year. As of September 30, 2024, loans due to the three individuals totalled $31,350. The change between the addition and September 30, 2024 balance is due to the fluctuation of foreign exchange. On October 23, 2024, the Company converted the above loans, including accrued interest with the three third-party individuals, to exchange issuance of 51,534 shares of the common stock of the Company, at $0.60 per share.

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stocks

As of September 30, 2024 and December 31, 2023, the Company had 80,809,370 and 78,775,094 shares of common stock issued and outstanding, respectively.

In May and June 2023, the Company sold a total of 336,168 shares of common stock to forty-nine (49) non-U.S. investors at $0.20 per share for cash consideration. In December 2023, the Company sold a total of 150,000 shares of common stock to three (3) non-U.S. investors at $0.28 per share for cash consideration.

During the three months ended March 31, 2024, the Company sold 621,648 shares of common stock to fifteen non-U.S. investors at $0.30 per share, with total proceeds of $186,494 received in cash. Additionally, during the three months ended June 30, 2024, the Company issued 367,673 shares of common stock to individual non-U.S. investors at $0.60 per share, with total proceeds of $220,604 received in cash, which $62,184 received during the three months ended March 31, 2024. For the three months ended September 30, 2024, the Company sold 415,465 shares of common stock to ten non-U.S. investors at $0.60 per share, with total proceeds of $249,278 received in cash. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Also, on February 18, 2024, the Company converted a loan in the total amount of $83,847 with a related party, to exchange issuance of 279,490 shares of the common stock of the company to the related party, at $0.30 per share.

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

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

On June 29, 2023, the Company granted a total of 200,000 shares of common stock of the Company to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totalled of $40,000 on the grant date, which was recorded in share-based compensation on the consolidated statement of operations. On the same date, the Company granted 550,000 common stocks issuable to four individuals at a fair value of $0.20 per share, subject to vesting condition in three tranches within six months, with 180,000 vested immediately. During the year ended December 31, 2023, the Company recognized share-based compensation of $36,000 as a result of the grant of these 550,000 common stocks. As of December 31, 2023, 180,000 common stocks have been issued. During the fourth quarter of the year ended December 31, 2023, the 370,000 unvested common stocks were forfeited.

During the three months ended March 31, 2024, the Company granted 1,200,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totalled $360,000 on the grant dates.

During the three months ended June 30, 2024, the Company granted 350,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totalled $210,000 on the grant dates.

As of September 30, 2024 and December 31, 2023, the Company’s common shares issuable under the 2022 Equity Incentive Plan totalled 1,220,000 and 1,570,000, respectively.

2023 Equity Incentive Plan

As of September 30, 2024 and December 31, 2023, no shares have been issued under the Company’s 2023 Equity Incentive Plan, and the Company’s common shares issuable under the 2023 Equity Incentive Plan totalled 5,000,000 and 5,000,000, respectively.

A summary of equity incentive activities for the three months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and vested as of January 1, 2023	4,250,000	0.10
Granted and vested	5,750,000	0.11
Forfeited and cancelled	(1,570,000)	0.12
Issued and vested as of January 1, 2024	8,430,000	$0.10
Forfeited and cancelled	(1,200,000)	0.10
Granted and vested	1,550,000	0.37
Issued and vested as of September 30, 2024	8,780,000	$0.15

The total fair value of shares issued for incentive that vested was $0.57 million and $0.57 million during the nine months ended September 30, 2024 and 2023, respectively.

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company borrowed total $82,107 from the President of the Company for its normal business operations and the acquisition of Hangzhou Wenyuan. The borrowing bear is unsecured, non-interest-bearing and due on demand. During the three months ended March 31, 2023, the Company repaid $14,618 (RMB100,000) to the President. In addition, the Company paid $2,359 (RMB 23,000) during the remaining of the year in 2023. As of December 31, 2023, the balance of the loan due to our President was $71,165, with difference of $2,350 due to the fluctuation in foreign exchange. During the three months ended March 31, 2024, the Company repaid $64,770 (RMB 465,544) to the President. As of September 30, 2024, the balance of the loan due to our President was $5,575, with difference of $820 due to the fluctuation in foreign exchange.

During the three months ended March 31, 2023, the wife of President of the Company, repaid commercial loan and accrued interest in the total amount of $14,050 on behalf of the Company. During the nine months ended September 30, 2023, the Company received advances of $83,640 in cash from and repaid $16,046 to the wife of President of the Company. During the nine months ended September 30, 2024, the Company received advances of $21,315 and made repayments of $146,862 to the wife of President of the Company. As of September 30, 2024 and December 31, 2023, the amount owed to this related party by the Company totalled $302 and $127,345, respectively. The amount due to this related party is unsecured, non-interest-bearing and due on demand.

The President’s wife further paid expenses in the total amount of $2,868 on behalf of the Company during the three months ended March 31, 2024.

During the three and nine months ended September 30, 2024, the Company recognized employee compensation expenses of $4,335 and $13,005 to the daughter of the President, respectively. During the three and nine months ended September 30, 2024, the Company recognized employee compensation expenses of $3,335 and $4,447 to the wife of the President, respectively. Salaries paid to the president totalled $5,002 for the three and nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, the compensation payable to the related parties including the President, President’s wife and daughter, totalled $4,332 and $31,446, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

The Company conducted offline product sales to a close relative of the President’s wife, totalling $16,710 for the three months ending March 31, 2024. As of September 30, 2024, the entire sales transaction was paid off by the related party.

The Company conducted offline product sales to a related party, totalling $365 for the three months ending June 30 30, 2024. As of September 30, 2024, the entire sales transaction was paid off by the related party.

During the three months ended March 31, 2023, HWAC purchased inventory in the total amount of $40,373 from Hangzhou Wenyuan Yiyun Media Co., Ltd. (FKA: Hangzhou Longwen Culture Media Ltd.) (“HZWY”), an entity under the control by the daughter of the President of the Company. As of September 30, 2024 and December 31, 2023, the amount payable to HZWY totalled $25,735 and $40,373, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 8 – DISCONTINUED OPERATIONS

Management intended to change its operation focus and entered into an agreement with a counterparty to sell certain assets and liabilities of HWF as of March 31, 2024 for consideration of $nil on March 27, 2024, which was closed on March 31, 2024. By selling off these assets and liabilities, management was signalling a shift away from aquaculture trading, which met the criteria to be reported as a discontinued operation and HWF as identified as discontinued operations as a result.

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no event has occurred requiring adjustment or disclosure, except the following:

On October 23, 2024, the Company converted three outstanding loans, including accrued interest, in the total amount of $30,920 with three individual lenders, to exchange issuance of 51,534 shares of the common stock of the Company, at $0.60 per share.

In October 2024, the Company sold 23,375 shares of common stock to a non-U.S. investor at a price of $0.60 per share, generating total cash proceeds of $14,025. The sale was conducted in reliance on Regulation S of the Securities Act of 1933, as amended. No commissions were incurred in connection with this share issuance, and the share certificates were issued with a Rule 144 restrictive legend.

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

Overview

Wenyuan Group Corp. (formerly known as Longwen Group Corp.) (the “Company”) was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005. On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect its name change of Longwen Group Corp with trading symbol of “LWLW”. On April 23, 2024, pursuant to the Company’s majority shareholder consent and board approval dated on April 5, 2024, the Company amended its Article of Incorporation with Nevada State to change its name to Wenyuan Group Corp. The name and symbol change of the Company is now under review by the Financial Industry Regulatory Authority (“FINRA”).

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

On June 24, 2021, a hearing was held on this Application, where Lombardo was named temporary custodian of the Company. Subsequently after Lombardo’s custodianship, Deanna Johnson was appointed as the CEO, CFO and Secretary of the Company. On September 1, 2021, Deanna Johnson appointed Joseph Passalaqua (“Joseph”) as CEO, CFO and Secretary and resigned from all positions in the Company, On October 25, 2021, Mr. Xizhen Ye (“Ye”), who was the officer and director of the Company prior to Lombardo’s custodianship, and Longwen Group Corporation (Cayman Island), a Cayman Island company (“Longwen Cayman”), filed a Motion to Dissolve Custodianship (“Motion”) with the Eighth Judicial District Court of Nevada State. On January 12, 2022, in accordance with a Settlement Agreement regarding Lombardo’s custodianship, Mr. Ye was reinstated his positions as the officer and director of the Company, along with the reinstatement of the other Company’s director, Lizhong Lu, who was also in place prior to Lombardo’s custodianship. On February 9, 2022, pursuant to the Settlement Agreement, Joseph transferred 65,000,000 common stocks of the Company owned by him to Mr. Ye. On February 17, 2022, the Eighth Judicial District Court formally dismissed Lombardo’s custodianship for the Company.

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

Results of operation for the three months ended September 30, 2024 and 2023

Revenue

Starting from the first quarter of 2024, the Company initiated the sale of cultural and health products through its subsidiary, Hangzhou Wenyuan Art and Culture Co., Ltd. (“HWAC”). For the three months ending on September 30, 2024, the Company generated $11,263 in revenue from offline product sales, and these sales consisted of cultural and health products, as compared to $Nil offline product sales during the same quarter in 2023. The management expects this newly added business segment of cultural and health product will become a new driving force for the Company’s revenue growth in 2024.

Cost of Revenues

Our cost of revenues for offline product sales for the three months ended September 30, 2024 amounted to $6,014 as compared to $Nil for the three months ended September 30, 2023, an increase of $6,014. The increase was primarily attributable to our offline product sales increased.

Operating Expense

For the three months ended September 30, 2024, our operating expenses amounts to $91,696, as compared to $133,692 for the three months ended September 30, 2023, a decrease of $41,996. The decrease was mainly due to the decrease in selling, general and administrative expenses.

During the three months ended September 30, 2024 and 2023, the Company incurred selling, general and administrative expenses (“SG&A”) of $46,491 and $71,886, respectively. The SG&A cost decreased mainly due to our cost cutting in 2024.

Net Loss

The net loss was $84,985 and $186,614 for the three months ended on September 30, 2024 and 2023, respectively. The decrease in net loss in the current quarter was mainly due to the decrease in SG&A, professional expenses and loss from the discontinued operations.

Results of operation for the nine months ended September 30, 2024 and 2023

Revenue

During the nine months ended September 30, 2024, the Company generated $nil of revenue from its consulting services compared to $15,004 for the period of the same quarter of year 2023. The Company has terminated all consulting agreements with previous service recipients by the end of year 2023 due to the Company’s business strategy adjustment. During the nine months ended September 30, 2024, the Company generated $Nil in revenue from online product sales, compared to $6,082 online product sales during the same quarter in 2023.

For the nine months ended September 30, 2024, the Company generated $67,968 in revenue from offline product sales including related party sales, and these sales consisted of cultural and health products, as compared to $Nil offline product sales during the same period in 2023. The management expects this newly added business segment of cultural and health product will become a new driving force for the Company’s revenue growth in 2024.

	For the nine months ended September 30,		Increase	Percentage
	2024	2023	(Decrease)	Change

Consulting services	$-	$15,004	$(15,004)	(100)%
Online product sales	-	6,082	(6,082)	(100)%
Offline product sales – related party	17,075	-	17,075	100%
Offline product sales	50,893	-	50,893	100%
	$67,968	$21,086	$46,882	222%

Cost of Revenues

Our cost of revenues for online product sales for the nine months ended September 30, 2024 amounted to $Nil as compared to $2,199 for the nine months ended September 30, 2023, a decrease of $2,199. The increase was primarily attributable to our online product sales decreased. Our cost of revenues for offline product sales for the nine months ended September 30, 2024 amounted to $40,048 as compared to $Nil for the nine months ended September 30, 2023, an increase of $40,048. The increase was primarily attributable to our offline product sales increased.

Operating Expense

For the nine months ended September 30, 2024, our operating expense amounts to $913,805, as compared to $956,917 for the nine months ended September 30, 2023, a decrease of $43,112. The decrease was mainly due to the decrease in professional fees.

During the nine months ended September 30, 2024 and 2023, the Company incurred selling, general and administrative expenses of $215,150 and $212,916, respectively. The SG&A cost were comparable for the same quarter of 2024 and 2023.

Net Loss

The net loss was $882,004 and $932,368 for the nine months ended on September 30, 2024 and 2023, respectively. The decrease was mainly due to the decrease in professional fees and increase in revenue.

Discontinued Operations – Aquacultural product sales

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. During the three months ended March 31, 2024 and 2023, the Company generated $nil and $221,601 of revenue from its aquaculture product sales through HWF. The aquacultural product sales was an important source of revenue for the Company in the year 2023. However, due to the changes in the economic situation and lower-than-expected sales of aquacultural products, our management decided to alter its operations. On March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. Consequently, HWF was identified as discontinued operations with aquacultural product sales in the accompanying unaudited consolidated financial statements. Net income from discontinued operations for the three months ended September 30, 2024 and 2023, amounted to $nil and $6,314, respectively.

Net income from discontinued operations for the nine months ended September 30, 2024 and 2023, amounted to $6,532 and $6,314, respectively.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $20,936,297 and $20,054,293, respectively. As of September 30, 2024, we had cash of $153,716 and a working capital of $68,998. As of December 31, 2023, we had cash of $18,449 and a working capital deficit of $335,139. The increase in the working capital was primarily due to cash provided by financing activities for the issuance of commons stocks which was partially offset by cash used in operating activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective in timely alerting them to material information relating to Wenyuan Group Corp. (formerly known as Longwen Group Corp.) required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2024, the Company sold 415,465 shares of common stock to ten non-U.S. investors at $0.60 per share, with total proceeds of $249,278 received in cash. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On October 23, 2024, the Company converted three outstanding loans, including accrued interest, in the total amount of $30,920 with three individual lenders, to exchange issuance of 51,534 shares of the common stock of the company, at $0.60 per share.

In October 2024, the Company sold 23,375 shares of common stock to a non-U.S. investor at a price of $0.60 per share, generating total cash proceeds of $14,025. The sale was conducted in reliance on Regulation S of the Securities Act of 1933, as amended. No commissions were incurred in connection with this share issuance, and the share certificates were issued with a Rule 144 restrictive legend.

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

WENYUAN GROUP CORP.

Date: November 6, 2024	/s/ Xizhen Ye
Xizhen Ye, Chief Executive Officer

Date: November 6, 2024	/s/ Xizhen Ye
Xizhen Ye, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

