Form 10-K
period 2024-12-31
Wenyuan Group Corp.
filed 2025-04-15
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-11596

WENYUAN GROUP CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	95-3506403
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

RM 2404, Yinzun Building, Zunbao Plaza

Shangcheng Dist., Hangzhou, Zhejiang Province, 310002, China

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
Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant include in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2024 the last business day of the Company’s most recently completed second fiscal quarter was $4,596,119 based on the closing price of $0.26 per share, as reported on the over-the-counter bulletin board.

As of April 15, 2025, there were 80,884,279 shares of Common Stock, $0.0001 par value, outstanding.

WENYUAN GROUP CORP.

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

FORM 10-K

i

In this Annual Report on Form 10-K (this “Annual Report”), unless otherwise stated or as the context otherwise requires, references to “Wenyuan Group Corp.” “Wenyuan,” the “Company,” “we,” “us,” “our” and similar references refer to Wenyuan Group Corp. (formerly known as Longwen Group Corp.), a Nevada corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report are the property of Wenyuan Group Corp. This Annual Report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this Annual Report are the property of their respective holders.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

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

ii

PART I

Item 1. Description of Business.

Organization and Corporate History

Wenyuan Group Corp. (formerly Longwen Group Corp.) (the “Company”), was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005. On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect its name change of Longwen Group Corp. with trading symbol of “LWLW”. On April 23, 2024, pursuant to the Company’s majority shareholder consent and board approval dated on April 5, 2024, the Company amended its Article of Incorporation with Nevada State and changed its name to Wenyuan Group Corp. On January 21, 2025, pursuant to a review by the Financial Industry Regulatory Authority (“FINRA”), the Company’s name was officially changed to Wenyuan Grop Corp. with the OTC Markets, and the Company’s stock symbol was changed to “WYGC” on the same date.

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

On October 11, 2022, the Company and its subsidiary, Hangzhou Wenyuan entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Wenyuan Art and Culture Co., Ltd. (“HWAC”) (fka. Hangzhou Yusu Trading Co., Ltd. or “Hangzhou Yushu”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated HWAC became Hangzhou Wenyuan’s wholly owned subsidiary in the PRC. HWAC was originally registered on April 20, 2020 and has had minimum operations since its inception. The Company recognize goodwill of $139 upon consummated the acquisition. On April 10, 2024, Hangzhou Yusu was renamed to Hangzhou Wenyuan Art and Culture Co., Ltd (“HWAC”).

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Hangzhou Wenyuan Internet Technology Co., Ltd. (“HWIT”) (fka. Huzhou Wohong Fishery Co., Ltd. or “HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change in the economic situation and lower-than-expected sales of aquacultural products, our management decided to change the HWF’s operations and on March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF was identified as discontinued operations with aquacultural products sales. Such assets and liabilities are classified as assets and liabilities held for sale, and the sale was closed on March 27, 2024.

The following diagram illustrates our corporate structure as of April 15, 2025.

●	Wenyuan Group Corp. (fka. Longwen Group Corp.), a Nevada holding company, was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005.

●	Hangzhou Wenyuan Enterprise Management Co., Ltd. (“Hangzhou Wenyuan” or the “WOFE”) (fka. Hangzhou Longwen Enterprise Management Co., Ltd or “Hangzhou Longwen”), a wholly foreign-owned enterprise established in the PRC on January 4, 2012, and now is 100% directly owned by Wenyuan Group Corp.

●	On October 11, 2022, the Company and its subsidiary, Hangzhou Wenyuan entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Wenyuan Art and Culture Co., Ltd. (“HWAC”) (fka. Hangzhou Yusu Trading Co., Ltd. or “Hangzhou Yushu”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”). Upon consummated, HWAC became Hangzhou Wenyuan’s wholly owned subsidiary in the PRC. HWAC was originally registered on April 20, 2020 and has minimum operations since its inception until the acquisition.

●	On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Hangzhou Wenyuan Internet Technology Co., Ltd. (“HWIT”) (fka. Huzhou Wohong Fishery Co., Ltd. or “HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change of the economic situation and the sales of aquacultural products is not as expected, the management intended to change its operations and subsequently on March 27, 2024, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of HWF.

General Business Plan

The Company’s current primary objective is to engage in cultural and health product sales, as well as to provide project development and management in culture fields, including antique project promotion and development, traditional magazine project cooperation and development, the marketing and development of audio and visual products and etc. Since the fourth quarter of 2022, the Company also entered into the E-commerce market and the aquaculture product sales industry but the aquaculture sales segment of the Company was subsequently discontinued by the decision of the management on March 27, 2024, due to the change of the economic situation and the sales of aquacultural products is not as expected. From the first quarter of year 2024, the Company began to sell cultural and health products through its subsidiary Hangzhou Wenyuan. Also in the second half of 2024, HWAC developed a new mobile application named “文化文元”, designed to promote and sell cultural products and services. The application is currently in its final stages of development and is expected to officially launch in the first half of 2025.

1.	In December 2022, the Company’ subsidiary, HWAC, worked with a third-party platform developer, formally launched our online store, Huanyumeiyuan Mall (the “HYMY”), through Tencent’s Wechat platform. From the first quarter of year 2024, the Company began to sell cultural and health products through HWAC. During the years ended December 31, 2024 and 2023, we have total sales of USD $67,982 and $6,082, respectively. Our online store sales has become an important section of the Company’s total revenues in the year of 2024.

2.	On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Hangzhou Wenyuan Internet Technology Co., Ltd. (“HWIT”) (fka. Huzhou Wohong Fishery Co., Ltd. or “HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change of the economic situation and the sales of aquacultural products is not as expected, the management intended to change its operations and subsequently on March 27, 2024, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF has been identified as discontinued operations with aquacultural products.

Sales and Marketing

During the year 2024, our main revenues are mainly derived from cultural and health products sales through HWAC. Our President, Mr. Ye is an excellent industry professional in the cultural and health product sales and project management and development field for more than 20 years. We believe he has the wealth of experience and contacts to help the Company to expand our business.

Competition

The cultural and health product market is highlight competitive and many large companies of same type or chain stores may provide more products or after-sales services than we do currently. In order to successfully compete in our industry, we will need to:

●	Retain more experienced employees of the cultural and health product market;

●	Raise funds to support our business plan;

●	Set up an effective platform and sales channel to promote our business strategy;

However, there can be no assurance that even if we do these things, we will be able to compete effectively with the other companies in our industry. We believe that we have the required management expertise in the cultural and health product industry with good marketing strategy and compatible service package.

Government Regulations

Our wholly owned subsidiary, Hangzhou Wenyuan, HWAC and HWF, are incorporated and operating in mainland China. Hangzhou Wenyuan, HWAC and HWF have received all permission required to obtain from Chinese authorities to operate its current business in China, including Business License and Bank Account Open Permit.

Intellectual Property

We own no intellectual property as of December 31, 2024.

Employees

As of April 2, 2025, we have seven employees in China. Meanwhile, we have also engaged accounting, legal, consultant and other part-time and occasional services.

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

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development;

●	Result in negative publicity or increase our operating costs;

●	Require significant management time and attention; and

●	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

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

Our subsidiaries, Hangzhou Wenyuan, HWAC and HWF are formed under and governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference, but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

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

On November 14, 2021, the Cyberspace Administration of China released the Regulations on Network Data Security (draft for public comments) and accepted public comments until December 13, 2021. The draft Regulations on Network Data Security provide that data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing data. If a data processor that processes personal data of more than one million users intends to list overseas, it shall apply for a cybersecurity review. In addition, data processors that process important data or are listed overseas shall carry out an annual data security assessment on their own or by engaging a data security services institution, and the data security assessment report for the prior year should be submitted to the local cyberspace affairs administration department before January 31 of each year. On December 28, 2021, the Measures for Cybersecurity Review (2021 version) was promulgated and took effect on February 15, 2022, which iterates that any “online platform operators” controlling personal information of more than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. As advised by our PRC legal counsel, Zhejiang TaoTeng, neither we nor our subsidiaries Hangzhou Wenyuan, HWAC and HWF are among the “operator of critical information infrastructure” or “data processor” as mentioned above.

The Company, through Hangzhou Wenyuan, HWAC and HWF, is to engage in project development and management in cultural fields, as well as aquacultural product industry in China, and neither the Company nor its subsidiaries are engaged in data activities as defined under the Personal Information Protection Law, which includes, without limitation, collection, storage, use, processing, transmission, provision, publication and deletion of data. In addition, neither the Company nor its subsidiary is an operator of any “critical information infrastructure” as defined under the PRC Cybersecurity Law and the Security Protection Measures on Critical Information Infrastructure. However, Measures for Cybersecurity Review (2021 version) was recently adopted and the Regulations on Network Data Security (draft for comments) is in the process of being formulated and the Opinions remain unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities.

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

Our Certificate of Incorporation authorizes the issuance of 550,000,000 shares of common stock, of which 80,884,279 shares are issued and outstanding, as of the date of this Annual Report. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 2. Properties.

The Company owns an office property located in Hangzhou, Zhejiang Province, China, which the Company purchased from a third party on September 28, 2022. We currently maintain our corporate office at RM 2404, Yin Zun Building, ZunBao Plaza, Shangcheng Dist., Hangzhou, Zhejiang Province, China. Tel: +86 0571 -85128985.

Item 3. Legal Proceedings.

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party in Hangzhou City, Zhejiang Province, China. Upon closing of the office suite purchase agreement as described in Note 5, the Company agreed to act as a guarantor for the liability owing by the third party in the amount of $264,071 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the third party. The litigation has not concluded as of the filing date.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has only been limited trading for the Company’s Common Stock since it began trading in September 1996 on the Over-then-Counter Exchange under the symbol “EXGP”. Over the years, as the Company grew and acquired other companies, it name changed and so did its symbol. It went from “EXGP”, to trading on the OTC Markets-PINK under “EXTL”, to “PYMB” to “DPHS” to “LWLW” and to its current symbol “WYGC”. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

On April 15, 2025, the closing price of our common stock reported on the OTC Markets was $0.10 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low closing prices of our common stock, as reported on the OTC Markets

Year 2022	Low	High
January 1, 2022 to March 31, 2022	$0.33	$2.89
April 1, 2022 to June 30, 2022	$0.51	$1.00
July 1, 2022 to September 30, 2022	$0.51	$0.90
October 1, 2022 to December 31, 2022	$0.25	$0.90

Year 2023	Low	High
January 1, 2023 to March 31, 2023	$0.27	$0.65
April 1, 2023 to June 30, 2023	$0.16	$0.30
July 1, 2023 to September 30, 2023	$0.08	$0.16
October 1, 2023 to December 31, 2023	$0.08	$0.11

Year 2024	Low	High
January 1, 2024 to March 31, 2024	$0.11	$0.26
April 1, 2024 to June 30, 2024	$0.26	$0.26
July 1, 2024 to September 30, 2024	$0.12	$0.26
October 1, 2024 to December 31, 2024	$0.10	$0.30

Year 2025	Low	High
January 1, 2025 to March 31, 2025	$0.10	$0.30
April 1, 2025 to April 15, 2025	$0.10	$0.10

Holders

There are approximately 304 holders of the Company’s Common Stock as of April 15, 2025. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Securities Authorized under Equity Compensation Plans

A total of 10,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2022 Equity Incentive Plan. As of April 15, 2025, 8,780,000 shares of common stock have been issued from our 2022 Equity Incentive Plan.

A total of 5,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2023 Equity Incentive Plan. As of April 15, 2025, no shares of common stock have been issued from our 2023 Equity Incentive Plan.

Securities Currently Outstanding

●	Our Certificate of Incorporation authorizes the issuance of 550,000,000 shares of common stock, of which 80,884,279 shares were issued and outstanding, as of April 15, 2025.

●	Our Certificate of Incorporation authorizes us to issue up to 50,000,000 shares of preferred stock with no share issued and outstanding as of April 15, 2025.

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

For the three months ended September 30, 2024, the Company sold 415,465 shares of common stock to ten non-U.S. investors at $0.60 per share, with total proceeds of $249,279 received in cash.

On October 23, 2024, the Company sold 23,375 shares of common stock to ten non-U.S. investors at $0.60 per share, with total proceeds of $14,025 received in cash. On the same date, the Company converted loans payable to three third-party individuals in the amount of $30,920 into 53,534 shares of common stock at $0.60 per share.

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

On November 10, 2022, the Company granted total 4,250,000 shares of common stock of the Company to four individual consultants, under the 2022 Equity Incentive Plan, vesting immediately upon grant. The fair value of the shares granted totalled $425,000 which was recorded as share-based compensation on the consolidated statement of operations and other comprehensive income for the year ended December 31, 2022.

On January 19, 2023, the Company granted total 5,000,000 shares of common stock of the Company to six employees and one consultant pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totalled of $500,000 on the grant dates. In December 2023, 1,200,000 shares of common stock were returned by one of the six employees to the Company for no consideration and cancelled upon receipt. In January 2024, 1,200,000 shares of common stock were returned by another one of the six employees to the Company for no consideration and cancelled upon receipt.

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

During the three months ended March 31, 2024, the Company granted 1,200,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totalled $360,000 on the grant dates. During the three months ended June 30, 2024, the Company granted 350,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totalled $210,000 on the grant dates. The fair value of the total shares issued in 2024 was charged to share-based compensation of $501,346 and other loss of $68,654, respectively.

As of December 31, 2024 and December 31, 2023, the Company’s common shares issuable under the 2022 Equity Incentive Plan totalled 1,220,000 and 1,570,000, respectively.

2023 Equity Incentive Plan

As of December 31, 2024 and December 31, 2023, no shares have been issued under the Company’s 2023 Equity Incentive Plan, and the Company’s common shares issuable under the 2023 Equity Incentive Plan totaled 5,000,000 and 5,000,000, respectively.

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

Overview

Wenyuan Group Corp. (formerly Longwen Group Corp.) (the “Company”), was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005. On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect its name change of Longwen Group Corp. with trading symbol of “LWLW”. On April 23, 2024, pursuant to the Company’s majority shareholder consent and board approval dated on April 5, 2024, the Company amended its Article of Incorporation with Nevada State and changed its name to Wenyuan Group Corp. On January 21, 2025, pursuant to a review by the Financial Industry Regulatory Authority (“FINRA”), the Company’s name was officially changed to Wenyuan Grop Corp. with the OTC Markets, and the Company’s stock symbol was changed to “WYGC” on the same date.

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

On February 23, 2022, the Company entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Wenyuan Enterprise Management Co., Ltd. (“Hangzhou Wenyuan”) (fka. Hangzhou Longwen Enterprise Management Co., Ltd or “Hangzhou Longwen”), a wholly foreign-owned enterprise (“WOFE”) in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Wenyuan became the Company’s wholly owned subsidiary in the PRC. Hangzhou Wenyuan was originally registered on January 4, 2012 and has minimum operations since its inception. The Company recognize $993 goodwill upon consummated the acquisition.

On October 11, 2022, the Company and its subsidiary, Hangzhou Wenyuan entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Wenyuan Art and Culture Co., Ltd. (“HWAC”) (fka. Hangzhou Yusu Trading Co., Ltd. or “Hangzhou Yushu”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated HWAC became Hangzhou Wenyuan’s wholly owned subsidiary in the PRC. HWAC was originally registered on April 20, 2020 and has had minimum operations since its inception. The Company recognize goodwill of $139 upon consummated the acquisition. On April 10, 2024, Hangzhou Yusu was renamed to Hangzhou Wenyuan Art and Culture Co., Ltd (“HWAC”).

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Hangzhou Wenyuan Internet Technology Co., Ltd. (“HWIT”) (fka. Huzhou Wohong Fishery Co., Ltd. or “HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change in the economic situation and lower-than-expected sales of aquacultural products, our management decided to change the HWF’s operations and on March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF was identified as discontinued operations with aquacultural products sales. Such assets and liabilities are classified as assets and liabilities held for sale, and the sale was closed on March 27, 2024.

Revenue

Starting from the first quarter of 2024, the Company initiated the sale of cultural and health products through its subsidiary, Hangzhou Wenyuan Art and Culture Co., Ltd. (“HWAC”).

Professional Expense

Professional expenses mainly consist of costs associated with our auditors, legal counsel and consultant.

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

Results of Operations

Results of Operations for the Years Ended on December 31, 2024 and 2023

Discontinued Operations – Aquacultural product sales

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Hangzhou Wenyuan Internet Technology Co., Ltd. (“HWIT”) (fka. Huzhou Wohong Fishery Co., Ltd. or “HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. During the year ended December 31, 2023, the Company generated $2,050,313 of revenue from its aquaculture product sales through HWF compared to $nil revenue for the year ended December 31, 2024. The aquaculture product sales through HWF was an important source of revenue for the Company in the year 2023. However, due to the change of the economic situation and the sales of aquacultural products is not as expected, our management intended to change its operations. Subsequently on March 27, 2024, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF has been identified as discontinued operations in the accompanying consolidated financial statements. Net income (loss) from discontinued operations for 2024 and 2023 were $6,532 and ($3,906), respectively.

Revenue

During the year ended on December 31, 2024, the Company generated $nil of revenue from its consulting services compared to $15,004 for the year in 2023. As of June 30, 2023, the Company has terminated the consulting agreements with Linhai Dingji Auto Service Co., Ltd (China) (“Linhai Dingji”) and Yunnan Yusu Import and Export Trading Co., Ltd (China) (“Yunnan Yusu”) due to the Company’s business strategy shifting. The Company generated $nil in revenue from online product sales for the year ended December 31, 2024, compared to $6,082 online product sales in 2023.

During the year ended December 31, 2024, the Company generated $60,285 in revenue from offline product sales including related party sales, and these sales consisted of cultural and health products, as compared to $nil offline product sales in 2023. This newly added business of cultural and health product has become a new driving force for the Company’s revenue growth in 2024.

	For the year ended December 31,		Increase	Percentage
	2024	2023	(Decrease)	Change

Consulting services	$-	$15,004	$(15,004)	(100)%
Online product sales	-	6,082	(6,082)	(100)%
Offline product sales – related party	17,075	-	17,075	100%
Offline product sales	43,210	-	43,210	100%
	$60,285	$21,086	$39,199	186%

Operating Expense

For the year ended December 31, 2024, our operating expense amounts to $869,575, as compared to $1,033,085 for the year ended December 31, 2023, a decrease of $163,510. The decrease was mainly due to the decreased professional fees.

During the years ended December 31, 2024 and 2023, the Company incurred other general and administrative and professional expenses of $368,229 and $457,085, respectively. The professional expenses mainly included consulting expenses and financial advisor fees.

Net Loss

Including loss from discontinued operations, the net loss was $1,171,498 and $1,026,458 for the years ended December 31, 2024 and 2023, respectively. The increase in net loss in the current year was mainly due to the increased litigation loss which was partially offset by decreased expenses of selling, general and administrative and professional.

Liquidity and Capital Resources

The Company had total assets in the amount of $415,573 and $843,723 as of December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024, the Company had cash of $27,208, comparing to $18,449 as of December 31, 2023. The Company had working capital deficit of $184,093 as of December 31, 2024, comparing to working capital deficit of $335,139 as of December 31, 2023.

During the year ended December 31, 2024, the Company had cash used in operating activities in the amount of $453,516 comparing to $338,609 in the prior year. The change in cash used in operating activities is mainly due to the increase in operations. The cash provided by financing activities increased to $510,570 in the current year comparing to the prior year of $293,640. The increase is mainly due to the increased issuance of common shares for cash.

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

WENYUAN GROUP CORP.

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

FINANCIAL STATEMENTS AND EXHIBITS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements for the Years Ended December 31, 2024 and 2023

17506 Colima Road, Ste 101, City of Industry, CA 91748 Tel: +1 (626) 581-0818 Fax: +1 (626) 581-0809

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Wenyuan Group Corp.

Hangzhou, China

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wenyuan Group Corp. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Legal Proceeding

As described in Note 13, the Company has been involved in a legal proceeding and claims arising in the ordinary course of business. This includes disputes involving a purchase agreement consummated in 2022. Management records liabilities for legal proceedings in instances where it can reasonably estimate the amount of the loss and when the loss is probable.

We identified the legal proceeding as a critical audit matter because assessing the reasonableness of management’s evaluation of the legal exposure and the related accounting treatment required significant auditor judgment and effort. This was due to the complexity of the legal arrangement and multiple parties involved in the purchase transaction, and the evolving status of the proceedings.

The primary procedures we performed to address this critical audit matter included:

1)	Reviewed the underlying purchase agreement, court ruling, and related correspondence to assess the nature and extent of the Company’s legal obligations.
2)	Obtained and evaluated legal responses from the Company’s external counsel regarding the probable outcome and exposure.
3)	Assessed the recognition and measurement of the litigation loss recorded by management, including the impact of foreign currency exchange fluctuations.
4)	Evaluated the adequacy and accuracy of the related disclosures in the consolidated financial statements, in accordance with applicable accounting standards.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2022.

PCAOB ID: 2485

Rowland Heights, California

April 15, 2025

WENYUAN GROUP CORP.

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$27,208	$18,449
Inventories	44,818	40,373
Other current assets	51,807	45,628
Current assets from discontinued operations	—	480,569
Total current assets	123,833	585,019

Property and equipment, net	262,352	254,578
Intangible assets, net	2,226	2,994
Intangible assets under construction	26,030
Goodwill	1,132	1,132
TOTAL ASSETS	$415,573	$843,723

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$302,283	$119,469
Shareholder loan	5,575	198,510
Loans from third parties	—	84,533
Advances from customers	68	33,171
Current liabilities from discontinued operations	—	484,475
Total current liabilities	307,926	920,158

TOTAL LIABILITIES	307,926	920,158

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 80,884,279 and 78,775,094 shares issued and outstanding as of December 31, 2024 and 2023, respectively	8,089	7,878
Additional paid-in capital	21,325,264	19,970,306
Accumulated deficit	(21,225,791)	(20,054,293)
Accumulated other comprehensive income (loss)	85	(326)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	107,647	(76,435)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,573	$843,723

The accompanying notes are an integral part of these consolidated financial statements.

WENYUAN GROUP CORP.

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2024	2023

Revenues
Consulting service income	$—	$15,004
Online product sales	—	6,082
Offline product sales – related party	17,075	—
Offline product sales	43,210	—
Total revenues	60,285	21,086

Cost of revenues
Product sales	39,140	2,199
Total cost of revenues	39,140	2,199
Gross profit	21,145	18,887

Operating expenses:
Professional expenses	83,910	169,255
Share-based compensation	501,346	576,000
Selling, general and administrative expenses	284,319	287,830
Total operating expenses	869,575	1,033,085

Loss from operations	(848,430)	(1,014,198)

Other income (expenses):
Interest expenses	(26)	(365)
Other loss	(68,654)	—
Reserve for litigation loss	(264,071)	—
Other income (expense), net	4,121	(7,989)
Total other expenses, net	(328,630)	(8,354)

Net loss from continuing operations before income tax	(1,177,060)	(1,022,552)
Income tax expense	970	—
Net loss from continuing operations	(1,178,030)	(1,022,552)

Gain (loss) from discontinued operations (including disposal gain of $3,404 for the year ended December 31, 2024)	6,532	(3,906)
Net loss	$(1,171,498)	$(1,026,458)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	411	(6,166)
Comprehensive loss	$(1,171,087)	$(1,032,624)

Weighted average shares outstanding:
Basic and diluted	80,115,484	79,197,184

Loss per share:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.00	(0.00)
Basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

WENYUAN GROUP CORP.

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,171,498)	$(1,026,458)
Adjustment to reconcile net loss used in operating activities:
(Gain) Loss from discontinued operations	(6,532)	3,906
Depreciation and amortization	14,528	12,604
Bad debt expense	—	6,359
Other loss	68,654	—
Share-based compensation	501,346	576,000
Changes in operating assets and liabilities:
Other current assets	(4,911)	12,130
Accounts receivable	—	(6,359)
Inventories	(5,640)	(40,495)
Accounts payable and accrued liabilities	183,190	90,430
Advances from customers	(32,653)	33,271
Net cash used in operating activities from continuing operations	(453,516)	(338,612)
Net cash provided by operating activities from discontinued operations	—	3
Net cash used in operating activities	(453,516)	(338,609)

Cash flows from investing activities:
Purchase of property and equipment	(28,849)	—
Acquisition of intangible assets	(21,126)	—
Net cash used in investing activities	(49,975)	—

Cash flows from financing activities:
Proceeds from third parties’ loans	30,495	87,705
Proceeds from a shareholder’s loan	21,319	142,008
Repayment to a shareholder	(211,646)	(45,307)
Cash proceeds from issuances of common stocks	670,402	109,234
Net cash provided by financing activities	510,570	293,640

Effect of exchange rate changes in cash and cash equivalents	1,680	(4,700)
Net increase (decrease) in cash and cash equivalents	8,759	(49,669)
Cash and cash equivalents, beginning balance	18,449	68,121
Less: cash and cash equivalents, ending balance from discontinued operations	—	(3)
Cash and cash equivalents, ending balance	$27,208	$18,449

Supplement Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Acquisition of intangible assets settled by accrued liabilities	$5,281	$—
Repayment of commercial loan by related party on behalf of the Company	$—	$14,050
Common stocks issued for debt settlement	$114,767	$—

The accompanying notes are an integral part of these financial statements

WENYUAN GROUP CORP.

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Equity (Deficit)
Balance December 31, 2022	—	$—	74,108,926	$7,411	$19,285,539	$(19,027,835)	$5,840	$270,955

Share-based compensation	—	—	5,380,000	538	575,462	—	—	576,000

Common shares issued for cash	—	—	486,168	49	109,185	—	—	109,234

Share cancellation	—	—	(1,200,000)	(120)	120	—	—	—

Net loss	—	—	—	—	—	(1,026,458)	—	(1,026,458)

Foreign currency translation loss	—	—	—	—	—	—	(6,166)	(6,166)

Balance December 31, 2023	—	$—	78,775,094	$7,878	$19,970,306	$(20,054,293)	$(326)	$(76,435)

Share-based compensation	—	—	1,550,000	155	569,845	—	—	570,000

Common shares issued for cash	—	—	1,428,161	143	670,259	—	—	670,402

Share cancellation	—	—	(1,200,000)	(120)	120	—	—	—

Shares issued for debt settlement	—	—	331,024	33	114,734	—	—	114,767

Net loss	—	—	—	—	—	(1,171,498)	—	(1,171,498)

Foreign currency translation gain	—	—	—	—	—	—	411	411

Balance December 31, 2024	—	$—	80,884,279	$8,089	$21,325,264	$(21,225,791)	$85	$107,647

The accompanying notes are an integral part of these consolidated financial statements

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Wenyuan Group Corp. (fka. Longwen Group Corp.) (the “Company”) was originally incorporated as Expertelligence, Inc on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005. On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect the current name change of Longwen Group Corp. with trading symbol of “LWLW”.

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

On October 25, 2021, Mr. Xizhen Ye (“Ye”), the ex-officer and director of the Company prior to Lombardo’s custodianship, and Longwen Cayman, filed a motion to dissolve custodianship (“Motion”) with the Eighth Judicial District Court of Nevada State. Pursuant to the Settlement Agreement entered on January 12, 2022, by Longwen Cayman, Mr. Ye, Lombardo, Joseph and Deanna Johnson regarding Lombardo’s custodianship, Mr. Ye and Mr. Lizhong Lu were reinstated as the officer and directors of the Company, and 65,000,000 common stocks of the Company was transferred from Joseph to Mr. Ye on February 9, 2022. Further on February 17, 2022, the Eighth Judicial District Court officially terminated Lombardo’s custodianship over the Company. On April 23, 2024, pursuant to the Company’s majority shareholder consent and board approval dated on April 5, 2024, the Company amended its Article of Incorporation with Nevada State and changed its name to Wenyuan Group Corp. On January 21, 2025, pursuant to a review by the Financial Industry Regulatory Authority (“FINRA”), the Company’s name was officially changed to Wenyuan Grop Corp. with the OTC Markets, and the Company’s stock symbol was changed to “WYGC” on the same date.

On February 23, 2022, the Company entered into an Acquisition Agreement with a third-party individual to acquire the 100% ownership of Hangzhou Wenyuan Enterprise Management Co., Ltd. (“Hangzhou Wenyuan”) (fka. Hangzhou Longwen Enterprise Management Co., Ltd or “Hangzhou Longwen”), a wholly foreign-owned enterprise (“WOFE”) in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of $1,000. As a result of the acquisition, Hangzhou Wenyuan became the Company’s wholly owned subsidiary in the PRC. Hangzhou Wenyuan was originally registered on January 4, 2012 and has minimum operations since its inception. The Company recognize $993 goodwill upon consummated the acquisition.

On October 11, 2022, the Company and its subsidiary, Hangzhou Wenyuan entered into an Acquisition Agreement with a third-party individual to acquire 100% ownership of Hangzhou Wenyuan Art and Culture Co., Ltd. (“HWAC”) (fka. Hangzhou Yusu Trading Co., Ltd. or “Hangzhou Yushu”), a limited liability company in Hangzhou, the People’s Republic of China (the “PRC”), for a total cash consideration of RMB 1,000 or about USD $141. Upon consummated HWAC became Hangzhou Wenyuan’s wholly owned subsidiary in the PRC. HWAC was originally registered on April 20, 2020 and has had minimum operations since its inception. The Company recognize goodwill of $139 upon consummated the acquisition. On April 10, 2024, Hangzhou Yusu was renamed to Hangzhou Wenyuan Art and Culture Co., Ltd (“HWAC”).

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Hangzhou Wenyuan Internet Technology Co., Ltd. (“HWIT”) (fka. Huzhou Wohong Fishery Co., Ltd. or “HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change in the economic situation and lower-than-expected sales of aquacultural products, our management decided to change the HWF’s operations and on March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF was identified as discontinued operations with aquacultural products sales. Such assets and liabilities are classified as assets and liabilities held for sale, and the sale was closed on March 27, 2024.

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

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

Impairment of Long-Lived Assets

The Company evaluates property and equipment and finite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the long–lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third–party independent appraisals, as considered necessary. The Company determined that the values of its long-lived assets as of December 31, 2024 and 2023, are supportable and recoverable.

Nonmonetary Exchange

The Company accounts for nonmonetary exchanges in accordance with ASC 845, Nonmonetary Transactions. A nonmonetary exchange is recognized when the transaction has commercial substance and the fair value of the assets exchanged can be reliably measured. The Company measures the exchanged assets at fair value, with any resulting gain or loss recognized in earnings. If the transaction lacks commercial substance or fair value is not determinable, the asset received is recorded at the carrying amount of the asset surrendered. Gains or losses are not recognized in such cases. The Company evaluates each transaction individually to determine the appropriate accounting treatment.

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

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Exchange rate at December 31,
	2024		2023
Chinese Yuan (RMB)	RMB	7.2993	RMB	7.0978
United States Dollar ($)		1.000		$1.000

	Average exchange rate
	2024		2023
For the year ended December 31,
Chinese Yuan (RMB)	RMB	7.1950	RMB	7.0764
United States Dollar ($)		1.000		$1.000

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

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

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

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. As of December 31, 2024 and 2023, the Company does not have any potentially dilutive instrument.

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

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (continued)

As of December 31, 2024 and 2023, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying amounts of the Company’s cash, accounts receivable, prepaid expenses and other current assets, shareholder loan, commercial loans, accounts payable and accrued liabilities, and deferred revenue approximate fair value because of the short maturity of these items.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Segment Reporting

The Company adopted ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on January 1, 2024 retrospectively, which focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. During the years ended December 31, 2024 and 2023, the Company had one single segment based on management structure located in Hangzhou, PRC. Because substantially all of the Company’s long-lived assets and revenues are located in and derived from the PRC, the Company does not distinguish between markets for the purpose of internal reporting, and therefore, geographical segments are not presented. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Since the Company operates in one segment, segment revenue, profit or loss required by “Segment Reporting” is disclosed in the consolidated statements of operations and other comprehensive income (loss). The Company determines that selling, general and administrative expenses (“SG&A”) are the significant segment expenses. SG&A expenses for the years ended December 31, 2023 and 2024 were $287,830 and $284,319, respectively. Other segment items, representing the aggregated residual amount reconciling from segment revenue, significant segment expense and segment profit or loss, mainly professional fees and personnel compensation expenses.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that might cover a wide range of matters. Liabilities for the contingencies are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses these contingent liabilities, which inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in legal proceedings, the Company, in consultation with its legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of the reasonably possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Accounting Standards Issued Recently Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU No. 2023-07 did not have a material impact on its financial position and results of operations.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

There were also other updates recently issued and the management does not believe that other than those disclosed above, accounting pronouncements recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2024, the Company incurred a net loss of $1,171,498 and had an accumulated deficit of $21,225,791 as of December 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – OTHER CURRENT ASSETS

As of December 31, 2024 and 2023, prepaid expenses and other current assets comprised as follows:

	December 31, 2024	December 31, 2023

Prepaid OTC fee	$17,320	$16,713
Prepaid rent and parking lot	12,434	2,788
Prepayments to suppliers and other	22,053	26,127
Total	$51,807	$45,628

NOTE 5 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2024 and 2023, property and equipment consisted of the following:

	December 31, 2024	December 31, 2023

Equipment	$35,446	$7,209
Property	256,373	263,651
Less: accumulated depreciation	(29,467)	(16,282)
Total property and equipment, net	$262,352	$254,578

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $581 between the addition of $263,070 and the cost as of December 31, 2023 is due to the fluctuation of the foreign exchange rate. The difference of $6,697 between the addition of $263,070 and the cost as of December 31, 2024 is due to the fluctuation of the foreign exchange rate. Upon closing of the agreement, the Company agreed to act as the guarantor for the liability owed by the third party in the amount of $264,071 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the third party. The litigation has not concluded as of December 31, 2024 and the reporting date. During the year, the Company recognized a litigation loss of $264,071 given the unfavourable outcome based on management’s best estimate.

Depreciation expenses were $12,523 and $12,074 for the years ended December 31, 2024 and 2023, respectively, which were included in selling, general and administrative expenses on the consolidated statements of operations and other comprehensive income. The difference with the change in accumulated depreciation was due to fluctuation in the exchange rate.

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS, NET

During the year ended December 31, 2022, HWAC paid a developing fee of $3,517 in cash to a third party in designing and developing an application which can be embedded in certain large online platforms. The Company intends to use the application for online product sales, with an estimated useful life of 5 years. As of December 31, 2024 and 2023, the application was ready for use and the carrying value of the intangible assets totaled $2,226 and $2,994, respectively.

During the year ended December 31, 2024, HWAC entered into a contract with a third party to develop an online application and platform for its sale of products, for a total contract amount of RMB 380,000 (approximately $52,060). As of December 31, 2024, the progress of completion is estimated at 50%, and the Company has paid RMB 152,000 (approximately $21,126), with RMB 38,000 (approximately $5,281) in accrued liabilities. As of December 31, 2024, the intangible assets under construction were $26,030. The difference of $377 is due to fluctuation in foreign exchange.

NOTE 7 – LOANS FROM THIRD PARTIES

The Company’s loans from third parties consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Loan from a third-party lender; unsecured, bearing an interest rate of 0.5% per annum, and due in one year	$—	$84,533
Total loans	—	84,533
Less: current portion	—	(84,533)
Total non-current portion	$—	$—

During the three months ended March 31, 2023, the Company borrowed $87,705 (RMB 600,000) from a third-party individual. The loans are unsecured, bearing an interest rate of 0.5% per annum, and due in one year. On February 18, 2024, the Company entered into a debt settlement agreement with the third party. Pursuant to the agreement, the Company issued 279,490 common stocks with total fair value of $83,847 to settlement the total loan principal and interest payable of $83,847 (RMB 603,000), which resulted in no gain or loss. The change in value as of transaction date was due to the fluctuation in foreign exchange rates. The interest expenses were not material for the years ended December 31, 2024 and 2023.

During the three months ended June 30, 2024, the Company borrowed $30,495 (RMB 220,000) from three third-party individuals. The loans are unsecured, bearing an interest rate of 0.5% per annum, and due in one year. On October 23, 2024, the Company converted the above loans, including accrued interest with the three third-party individuals, to exchange issuance of 51,534 shares of the common stock of the Company, at $0.60 per share.

On December 31, 2019, the Company entered into a loan agreement of $12,250 with a third-party individual with a three-year term. The borrowing bears interest of $300 at the effective date of the contract and fixed rate at $500 per annum, which matured on December 31, 2022 and immediately became due on demand. As of December 31, 2022, the outstanding balance of the borrowing was $12,250 with $1,800 interest payable. During the three months ended March 31, 2023, the loan and interest payable in the total amount of $14,050 was repaid by the wife of the President, on behalf of the Company.

In the first quarter of 2023, the Company borrowed $46,776 (RMB 320,000) from two third-party individuals through HWF. The loans were unsecured, non-interest-bearing, and due on December 30, 2023. After the first quarter of 2023, the Company borrowed an additional $76,934 (RMB 550,000) and repaid $123,710 (RMB 870,000) to the two individuals. As of December 31, 2023, the loans are fully paid off.

NOTE 8 – INCOME TAX

As of December 31, 2024 and 2023, the Company has incurred an accumulated net loss of approximately $21.0 million and $20.0 million which resulted in a net operating loss (“NOL”) for income tax purposes. NOLs can carry forward indefinitely up to offset 80 percent of taxable income after CARES Act effect on December 31, 2017. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAX (CONTINUED)

Significant components of the deferred tax assets and liabilities for income taxes as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carry-forward	$1,093,917	$846,531
Total	$1,093,917	$846,531
Valuation allowance	(1,093,917)	(846,531)
Net deferred tax assets - noncurrent	$—	$—

Reconciliation of income tax provision and the accounting profit multiplied by U.S. federal income tax rate for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
Loss at 21% statutory tax rate	$(247,386)	$(215,556)
Permanent differences	—	—
Increase (decrease) in income taxes resulting from:	—	—
Net operating loss carry forward	—	—
Change in valuation allowance	$248,356	$215,556
	970	—

NOTE 9 – STOCKHOLDERS’ EQUITY

As of December 31, 2024 and 2023, the Company had 80,884,279 and 78,775,094 shares of common stock issued and outstanding, respectively.

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

During the three months ended March 31, 2024, the Company sold 621,649 shares of common stock to fifteen non-U.S. investors at $0.30 per share, with total proceeds of $186,494 received in cash. Additionally, during the three months ended June 30, 2024, the Company issued 367,673 shares of common stock to individual non-U.S. investors at $0.60 per share, with total proceeds of $220,604 received in cash, which $62,184 received during the three months ended March 31, 2024. For the three months ended September 30, 2024, the Company sold 415,465 shares of common stock to ten non-U.S. investors at $0.60 per share, with total proceeds of $249,279 received in cash. On October 23, 2024, the Company issued 23,375 shares of common stocks to a non-U.S. investor at $0.60 per share for a total cash consideration of $14,025. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

On February 18, 2024, the Company converted a loan in the total amount of $83,847 with a related party, to exchange issuance of 279,490 shares of the common stock of the company to the related party, at $0.30 per share.

On October 23, 2024, the Company issued 51,534 shares of common stocks to settle loan payable of $30,920 from three non-U.S. third party individuals, at a fair value of $0.60 per share. The settlement resulted in no gain or loss.

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

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

During the three months ended March 31, 2024, the Company granted 1,200,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled $360,000 on the grant dates. During the three months ended June 30, 2024, the Company granted 350,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled $210,000 on the grant dates. The total fair value of the shares issued in 2024 was charged to share-based compensation of $501,346 and other loss of $68,654, respectively, on the consolidated statements of operations and other comprehensive loss.

As of December 31, 2024 and 2023, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 1,220,000 and 1,570,000, respectively.

2023 Equity Incentive Plan

As of December 31, 2024 and 2023, no shares have been issued under the Company’s 2023 Equity Incentive Plan, and the Company’s common shares issuable under the 2023 Equity Incentive Plan totalled 5,000,000 and 5,000,000, respectively.

The following table represents the restricted stock award activities during the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and vested as of December 31, 2022	4,250,000	0.10
Granted and vested	5,750,000	0.11
Forfeited and cancelled	(1,570,000)	0.12
Issued and vested as of December 31, 2023	8,430,000	$0.10
Forfeited and cancelled	(1,200,000)	0.10
Granted and vested	1,550,000	0.37
Issued and vested as of December 31, 2024	8,780,000	$0.15

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Company borrowed total $82,107 from the President of the Company for its normal business operations and the acquisition of Hangzhou Wenyuan. The borrowing bear is unsecured, non-interest-bearing and due on demand. During the three months ended March 31, 2023, the Company repaid $14,618 (RMB100,000) to the President. In addition, the Company paid $2,359 (RMB 23,000) during the remaining of the year in 2023. As of December 31, 2023, the balance of the loan due to our President was $71,165, with difference of $2,350 due to the fluctuation in foreign exchange. During the year ended December 31, 2024, the Company repaid $64,770 (RMB 465,544) to the President. As of December 31, 2024, the balance of the loan due to our President was $5,575, with difference due to the fluctuation in foreign exchange.

During the three months ended March 31, 2023, the wife of President of the Company, repaid commercial loan and accrued interest in the total amount of $14,050 on behalf of the Company. During the year ended December 31, 2023, the Company received advances of $156,058 in cash from and repaid $28,330 to the wife of President of the Company. During the year ended December 31, 2024, the Company received advances of $21,319 and made repayments of $146,942 to the wife of President of the Company. As of December 31, 2024 and 2023, the amount owed to this related party by the Company totalled $nil and $127,345, respectively. The amount due to this related party is unsecured, non-interest-bearing and due on demand.

During the year ended December 31, 2023, the Company recognized compensation expenses of $30,976, $16,166 and $22,045 to the President, his wife and daughter, respectively. During the year ended December 31, 2024, the Company recognized compensation expenses of $12,508, $11,119 and $21,682 to the President, his wife and daughter, respectively. As of December 31, 2024 and 2023, the compensation payable to these related parties totalled $14,193 and $31,446, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

During the year ended December 31, 2023, HWAC purchased inventory in the total amount of $40,373 from Hangzhou Wenyuan Yiyun Media Co., Ltd. (FKA: Hangzhou Longwen Culture Media Ltd.) (“HZWY”), an entity under the control by the daughter of the President of the Company. As of December 31, 2024 and 2023, the amount payable to HZWY totalled $6,850 and $40,373, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 11 – DISCONTINUED OPERATIONS

Management intended to change its operation focus and entered into an agreement with a counterparty to sell certain assets and liabilities of HWF subsequently on March 27, 2024. By selling off these assets and liabilities, management is signaling a shift away from aquaculture trading, which meets the criteria to be reported as a discontinued operation and HWF has been identified as a discontinued operation as a result. Such assets and liabilities are classified as assets and liabilities held for sale, which was closed on March 31, 2024.

Total assets and liabilities from discontinued operations as of March 31, 2024 and December 31, 2023, are as below:

	March 31, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$—	$3
Other receivable	—	176
Assets held for sales – accounts receivable and other	471,802	480,390
Total current assets	$471,802	480,569
TOTAL ASSETS FROM DISCONTINUED OPERATIONS	$471,802	$480,569

LIABILITIES
Current liabilities:
Liabilities held for sale - accounts payable and accrued liabilities	$475,206	$483,794
Other accrued liabilities	—	681
Total current liabilities	475,206	484,475
TOTAL LIABILITIES FROM DISCONTINUED OPERATIONS	$475,206	$484,475

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DISCONTINUED OPERATIONS (CONTINUED)

For the years ended December 31, 2024 and 2023, results of operations from HWF are as below:

	Years Ended December 31,
	2024	2023

Revenues
Aquaculture product sales	$—	$2,050,313
Total revenues	—	2,050,313
	—
Cost of revenues	—
Cost of Aquaculture product	—	1,913,524
Total cost of revenues	—	1,913,524
Gross profit	—	136,789

Operating expenses:
Selling, general and administrative expenses	—	136,234
Total operating expenses	—	136,234
	—
Income from operations of discontinued operations	—	555

Other expenses:
Other expenses, net	13	1,271
Total other expenses, net	13	1,271

Net loss before income tax from discontinued operations	(13)	(716)
Income tax recovery (expense)	3,141	(3,190)
Net gain (loss) from discontinued operations, net of taxes before loss from sale of discontinued operations	3,128	(3,906)
Gain from sale of discontinued operations, net of taxes	3,404	—
Gain (Loss) from discontinued operations	$6,532	(3,906)

For the years ended December 31, 2024 and 2023, net cash from discontinued operations, are as below:

	Years Ended December 31,
	2024	2023
Cash flow of discontinued operations:
Net cash provided by operating activities	$—	$3
Net cash provided by discontinued operations	$—	3

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CREDIT RISKS AND CONCENTRATION

The Company is subject to credit risks on its cash and cash equivalents. The Company mitigates credit risks on cash and cash equivalents by placing cash and cash equivalents with financial institutions of high credit worthiness.

During the year ended December 31, 2024, the Company generated 25% and 11% of revenues from the top 2 customers, including one related party and one third party, respectively. During the year ended December 31, 2023, the Company generated 41% and 31% of revenues from the top 2 customers, respectively. The Company’s cost of revenues consisted of 95% and 94% purchases from one top vendor for the year ended December 31, 2024. The Company’s cost of revenues was not material during the year ended December 31, 2023.

NOTE 13 – CONTINGENCY

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party (the “Seller”). Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. Upon closing of the office suite purchase agreement as described above, Hangzhou Wenyuan agreed to act as a guarantor for the liability owing by the Seller to a creditor in the amount of $264,071 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the Seller. On October 22, 2024, The Shangcheng District People’s Court of Hangzhou City, Zhejiang Province, ruled that Hangzhou Wenyuan is required to pay the creditor a total amount of approximately $264,071 (RMB 1,900,000). At the same time, the Seller is jointly liable for repayment. After the company’s management team evaluated the situation and considering the possible outcome of the lawsuit, the Company recognized a reserve for litigation loss of $264,071 since the management believe it’s probable. As of December 31, 2024, the Company recorded $260,299 included in accounts payable and accrued expenses on the consolidated balance sheet. The difference is due to the fluctuation in foreign exchange. However, the Company, along with Hangzhou Wenyuan, is preparing materials to sue the creditor and the Seller. At the same time, we are preparing to file a lawsuit in Nevada State, to sue the Seller in order to recover the shares previously issued as purchase consideration.

NOTE 14 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Based on our evaluation, no event has occurred requiring adjustment or disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2024 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of evidence for proper approval and review of disbursements. Management does not believe that any of these significant deficiencies materially affected the results and accuracy of its consolidated financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2024. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of April 15, 2025:

Name	Age	Position(s)
Xizhen Ye	62	Director

Lili Ye	35	Director

Tianhui Luan	35	Director

Xianrong Liu	59	Director

Songhua Wang	69	Director

Chunrong Yao	82	Director

Yinong Zhao	65	Director

Xizhen Ye has been the Company’s Chief Executive Officer and Chief Financial Officer since November 29, 2016. Mr. Ye is also the President of Longwen Group Corporation (Cayman Island), a Cayman Island company since year 2015 which is also a shareholder of the Company. From February 2016 to August 2018, he served as the President of Zhejiang Longwen Investment Management Co., Ltd. (China), and his job duties include to supervise the management team, review the financial performance and etc. Moreover, Mr. Ye is the General Manager of Hangzhou Wenyuan Culture & Media Co., Ltd. (China) since year 2011.He has a BS degree in Journalism of Bijing Institute of Humanities (China). Mr. Ye’s business background led to the decision to appoint him to the Company’s Board of Directors.

Lili Ye was born in Zhejiang Province, China, She was graduated from the Cod College of Capital Normal University in 2013 with Education Bachelor degree. Ms. Ye is the daughter of Mr. Xizhen Ye, the President and CEO of the Company, and she has served as the Chairman of Longwen Media Co., Ltd. since 2011. Ms. Ye has many years of successful writing, editing and directing experiences, and she is also a member of Zhejiang Writers Association. Ms. Ye has published novels “The Curse of Love”, “My Heart Will Let You Hear”, “The Rose of Sassland” (upper and lower parts) and a collection of essays “Yinghuo”, “Insect’s Lover Heart” and so forth. In 2011, her novella “Green Lotus Snow, Dreams Fleeing Years” and “Stay With Me Like Clothes” participated in the first “Spark Burning Winter” and the second session held by Cinderella “Dream of Midsummer” national literature competition, both won the second place. In 2013, she became a director of the World Chinese Poetry Association.

Tianhui Luan was born in Mudsanjiang, Heilongjiang Province, China. She was graduated from Tianjin Normal University with a bachelor’s degree in Management. From March 2014 to March 2015, she worked in Huideng International Travel Agency, engaged in planning and planning. From March 2015 to September 2016, she worked in Beijing Times Feilu Culture Communication Co., Ltd., as a marketing editor. From September 2016 to March 2023, she worked in Houlang Publishing Company, as a marketing manager. During her inauguration, she successfully planned and marketed the million-dollar best-selling book “Lifetime Growth”, and planned and marketed many best-selling books: “642 Things to Write”, “Micro Habits”, “Reasons to Live”, “What Kind of Life Do You Want to Live”, Wu Lei’s first personal photo “Flying on the Ground”, and Mayday guitarist Stone’s prose “Because I Can’t Stay”. At the same time, she is fond of writing. In 2010, she participated in the first “Midsummer Painting Dream” National Literary Competition held by Cinderella, and her work “Singing Love Songs is worse than Falling in Love with Me” won the third prize. In 2011, her novella “Love Songs Didn’t Tell My Business” and “Cute Pet Family” participated in the first “Spark Burning Winter” and the second “Midsummer Painting Dream” National Literary Competition held by Cinderella, and both won the second place.

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

Chunrong Yao was born in Chong Qing City, China. She used to be the chairman of the trade union of the Second Construction and Installation Company of the 12th Bureau of China Hydropower Bureau and an associate research librarian. Member of Chinese Musicians Association, honorary director of Zhejiang Musicians Association. He has composed more than 3,000 songs, 9 dance music pieces, and 4 TV music pieces, 89 of which won national awards. “56 Strings Connecting Beijing” won the highest award of the national “Five One Project” in 1997, “China Sings to the World” won the first prize in the fifth “China Art Festival” festival song evaluation and was designated as a festival song, “ Dear People” won the highest award of the Stars Award in the 10th “China Art Festival”. “Ode” won the United Nations Millennium Development Goals Contribution Award in 2015, “My Family Lives by the Canal”, “Stories of Spring and Autumn”, “Love in July”, “Communist”, “Voice of Power Builders”, “Song of Youth” “, “Pearls in Hands for You”, “Tent, Tent”, “Fragrant Four Seas”, “Three Gorges of the Yellow River”, “Green Zhejiang”, “Gold and Silver for You”, “The Story of Watermelon Peel”, “Mei Pai Dozens of works such as “Little Biography” and “After School Time” have won the first prize of the National Song Competition. “In 2010, the “Shanka Works Concert” was successfully held in Zhejiang. In 2000, “Shanka Songs” (211 songs) was published by People’s Music Publishing House and distributed nationwide. In 1995, he was awarded the National Employee Self-taught Award (51 people in total), and was jointly commended by five ministries and commissions including the All-China Federation of Trade Unions, the Ministry of Education, and the Ministry of Labor.

Yinong Zhao was graduated from: Beijing Technology and Business University (Beijing Institute of Light Industry), director and researcher of the Smart City Research Institute of the Chinese Academy of Management Sciences, and has been engaged in the media industry for more than 20 years, served as the editor-in-chief of “China United Business Daily”, concurrently served as the deputy secretary-general of the Capital Youth Journalists Association, the deputy secretary-general of the China International Exchange Promotion Association, the deputy secretary-general of the Beijing Human Resources Association, and the executive of the China International City Case Study Committee Secretary-General and Advisor to the People’s Government of Zigong City, Sichuan Province, Executive Director of CDM Global Environmental Protection Fund, Director of Taihu Cultural Forum, etc. In 2004, he began to study urbanization and urban development. In 2010, he served as the deputy secretary-general of the Chinese Academy of Management Sciences. In 2017, he served as the vice president of the Chinese Academy of Management Sciences. In 2011, he began to enter the field of smart city research. In 2015, entrusted by the People’s Government of Jiexiu City, Shanxi Province, he led the compilation of the Outline of the 13th Five-Year Plan for Jiexiu City, Shanxi Province. In 2017, he served as the vice president of the Chinese Academy of Management Sciences. In 2019, he served as an expert editorial board member of “Digital China - Selected High-Quality Cases of Smart City”. In 2021, entrusted by the People’s Government of Yushe County, Shanxi Province, he lead the compilation of the “Outline of the Tenth, Fourth, and Fifth Plans of Yushe County, Shanxi Province”.

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

Meetings of the Board

During our fiscal year ended December 31, 2024, the Board met from time to time informally and acted by written consent on numerous occasions.

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

Communications with the Board

Shareholders and any interested parties may send correspondence to the Board or to any individual director, by mail to Corporate Secretary, Wenyuan Group Corp. (fka. Longwen Group Corp.), RM2404, Yinzun Building, ZunBao Plaza, Shangcheng Dist., Hangzhou, Zhejiang Province, China or by e-mail to yxz_0099@163.com.

Item 11. Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2024, 2023 and 2022. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xizhen Ye	2024	12,508	-	-	-	-	-	-	12,508
Chief Executive Officer/	2023	30,976	-	-	-	-	-	-	30,976
Chief Financial Officer/Director	2022	22,373	-	-	-	-	-	-	22,373

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

For the years ended December 31, 2024, 2023 and 2022, the directors were not awarded any options or paid any cash for director compensation.

Stock Equity Plan

A total of 10,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2022 Equity Incentive Plan. As of April 15, 2025, 8,780,000 shares of common stock have been issued from our 2022 Equity Incentive Plan.

A total of 5,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2023 Equity Incentive Plan. As of April 15, 2025, no shares of common stock have been issued from our 2023 Equity Incentive Plan.

Director Compensation

The following table provides information regarding the total compensation that was earned by or paid to each person who served as our directors during the year ended December 31, 2024. Ms. Xizhen Ye is not included in the table below as his compensation information are provided in the “Summary Compensation Table” above.

Name	Fees earned or paid in cash($)	Stock awards($)	Option awards($)	Non-equity incentive plan compensation($)	Nonqualified deferred compensation earnings($)	All other compensation($)	Total($)
Lili Ye	$21,682	-	-	-	-	-	$21,682
Tianhui Luan	-	-	-	-	-	-	-
Xianrong Liu	-	-	-	-	-	-	-
Songhua Wang	-	-	-	-	-	-	-
Chunrong Yao	-	-	-	-	-	-	-
Yinong Zhao	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as April 15, 2025 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares. The percentage of ownership set forth below is based upon 80,884,279 shares of common stock issued and outstanding as of April 9, 2025. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)

Xizhen Ye President, Chief Executive Officer, Chief Financial Officer, Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,
Hangzhou City, Zhejiang Province, China	54,715,755	(2)(3)(4)	67.6%

Lili Ye(5) Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,
Hangzhou City, Zhejiang Province, China	6,729,500	(6)	8.32%

Tianhui Luan Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,
Hangzhou City, Zhejiang Province, China	-0-		*

Xianrong Liu Independent Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,
Hangzhou City, Zhejiang Province, China	1,271,271	(7)	1.57%

Songhua Wang Independent Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist., Hangzhou City, Zhejiang Province, China	-0-		*

Chunrong Yao Independent Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,	-0-		*
Hangzhou City, Zhejiang Province, China

Yinong Zhao Independent Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,	-0-		*
Hangzhou City, Zhejiang Province, China

Yonggang Wang(8)
Beijing, China	6,729,500	(9)	8.32%
Officers and Directors as a Group (7 Persons)	62,716,526		77.49%

*	less than 1%
(1)	Based upon 80,884,279 shares outstanding as of April 15, 2025.
(2)	Includes 52,573,448 shares owned by Mr. Xizhen Ye.
(3)	Includes Mr. Ye’s beneficial ownership of 63.46% of Longwen Cayman, which owns 66,667 shares of the Company’s common stock.
(4)	Includes 2,100,000 shares owned by Mr. Ye’s wife
(5)	Mrs. Lili Ye is the daughter of Mr. Xizhen Ye, the CEO of the Company.
(6)	Includes 4,729,500 shares owned by Mrs. Lili Ye’s husband,
(7)	Includes 1,271,271 shares owned by Mr. Liu’s wife.
(8)	Mr. Wang is the son-in-law of Mr. Xizhen Ye, and the husband of Mrs. Lili Ye.
(9)	Includes 2,000,000 shares owned by Mr. Wang’s wife, Mrs. Lili Ye.

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

Related Party Transactions

During the three months ended March 31, 2022, the Company borrowed total $82,107 from the President of the Company for its normal business operations and the acquisition of Hangzhou Wenyuan. The borrowing bear is unsecured, non-interest-bearing and due on demand. During the three months ended March 31, 2023, the Company repaid $14,618 (RMB100,000) to the President. In addition, the Company paid $2,359 (RMB 23,000) during the remaining of the year in 2023. As of December 31, 2023, the balance of the loan due to our President was $71,165, with difference of $2,350 due to the fluctuation in foreign exchange. During the year ended December 31, 2024, the Company repaid $64,770 (RMB 465,544) to the President. As of December 31, 2024, the balance of the loan due to our President was $5,575, with difference due to the fluctuation in foreign exchange.

During the three months ended March 31, 2023, the wife of President of the Company, repaid commercial loan and accrued interest in the total amount of $14,050 on behalf of the Company. During the year ended December 31, 2023, the Company received advances of $156,058 in cash from and repaid $28,330 to the wife of President of the Company. During the year ended December 31, 2024, the Company received advances of $21,319 and made repayments of $146,942 to the wife of President of the Company. As of December 31, 2024 and 2023, the amount owed to this related party by the Company totaled $nil and $127,345, respectively. The amount due to this related party is unsecured, non-interest-bearing and due on demand.

During the year ended December 31, 2023, the Company recognized compensation expenses of $30,976, $16,166 and $22,045 to the President, his wife and daughter, respectively. During the year ended December 31, 2024, the Company recognized compensation expenses of $12,508, $11,119 and $21,682 to the President, his wife and daughter, respectively. As of December 31, 2024 and 2023, the compensation payable to these related parties totaled $14,193 and $31,446, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

During the year ended December 31, 2023, HWAC purchased inventory in the total amount of $40,373 from Hangzhou Wenyuan Yiyun Media Co., Ltd. (FKA: Hangzhou Longwen Culture Media Ltd.) (“HZWY”), an entity under the control by the daughter of the President of the Company. As of December 31, 2024 and 2023, the amount payable to HZWY totaled $6,850 and $40,373, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

Item 14. Principal Accounting Fees and Services

During 2024 and 2023, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the consolidated financial statements of the Company for the period ended December 31, 2024, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2024.

	Year ended December 31,
	2024	2023
Audit Fees	$23,500	$23,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$3,500	$3,500

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.1*	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10 filed with the SEC on June 10, 2022)

3.2*	By-laws (filed as an Exhibit 3.2 to Form 10 filed with the SEC on June 10, 2022)

21.1**	List of Subsidiaries of the Registrant

24.1**	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on June 10, 2022.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2025.

WENYUAN GROUP CORP. (FORMERLY KNOWN AS LONGWEN GROUP CORP.)

By:	/s/ Xizhen Ye
Xizhen Ye, Chief Executive Officer

Name	Position	Date

/s/ Xizhen Ye	Chief Executive Officer, President, Chief Financial Officer, Chairperson of the Board of Directors	April 15, 2025
Xizhen Ye	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Lili Ye	Director	April 15, 2025
Lili Ye

/s/ Tianhui Luan	Director	April 15, 2025
Tianhui Luan

/s/ Xianrong Liu	Director	April 15, 2025
Xianrong Liu

/s/ Songhua Wang	Director	April 15, 2025
Songhua Wang

/s/ Chunrong Yao	Director	April 15, 2025
Chunrong Yao

/s/ Yinong Zhao	Director	April 15, 2025
Yinong Zhao

