Form 10-Q
period 2025-03-31
Wenyuan Group Corp.
filed 2025-05-20
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Shangcheng Dist., Hangzhou City, Zhejiang Province, 310002, China

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

As of May 20, 2025, the registrant had 80,884,279 shares of common stock outstanding.

WENYUAN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED March 31, 2025

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors”, beginning on page 4 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities & Exchange Commission (“SEC”) on April 15, 2025. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us,” and “our” in this document refer Wenyuan Group Corp., a Nevada corporation.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WENYUAN GROUP CORP.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$312	$27,208
Inventories	44,656	44,818
Prepaid expenses and other receivables	26,297	51,807
Total current assets	71,265	123,833

Property and equipment, net	259,458	262,352
Intangible assets, net	2,067	2,226
Intangible assets under construction	26,183	26,030
Goodwill	1,132	1,132
TOTAL ASSETS	$360,105	$415,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$317,865	$302,283
Shareholder loan	20,023	5,575
Advances from customers	68	68
Total current liabilities	337,956	307,926

TOTAL LIABILITIES	337,956	307,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 80,884,279 and 80,884,279 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8,089	8,089
Additional paid-in capital	21,325,264	21,325,264
Accumulated deficit	(21,311,751)	(21,225,791)
Accumulated other comprehensive income	547	85
TOTAL STOCKHOLDERS’ EQUITY	22,149	107,647
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$360,105	$415,573

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended March 31,
	2025	2024

Revenues
Offline product sales – related party	$—	16,710
Offline product sales	—	23,694
Total revenues	—	40,404

Cost of revenues
Offline product sales	—	29,838
Total cost of revenues	—	29,838
Gross profit	—	10,566

Operating expenses:
Professional expenses	18,000	35,655
Share-based compensation	—	360,000
Selling, general and administrative expenses	65,988	92,977
Total operating expenses	83,988	488,632

Loss from operations	(83,988)	(478,066)

Other income (expenses):
Interest expenses	—	(26)
Other expenses, net	(1,972)	(7,791)
Total other expenses, net	(1,972)	(7,817)

Net loss from continuing operations	(85,960)	(485,883)

Gain from discontinued operations (including disposal gain of $3,404 for the three months ended March 31, 2024)	—	6,532
Net loss	$(85,960)	$(479,351)

Other comprehensive income
Foreign currency translation gain	462	4,037
Comprehensive loss	$(85,498)	$(475,314)

Weighted average shares outstanding:
Basic and diluted	80,884,279	78,760,958

Loss per share:
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	0.00	0.00
Basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(85,960)	$(479,351)
Adjustment to reconcile net loss used in operating activities:
Gain from discontinued operations	—	(6,532)
Depreciation and amortization	4,596	3,165
Share-based compensation	—	360,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25,754	30,133
Inventories	424	(4,562)
Accounts payable and accrued liabilities	14,844	29,080
Advances from customers	—	(32,757)
Net cash used in operating activities	(40,342)	(100,824)

Cash flows from investing activities:
Purchase of property and equipment	—	(609)
Net cash used in investing activities	—	(609)

Cash flows from financing activities:
Proceeds from a shareholder	22,413	5,822
Repayment to a shareholder	(9,080)	(140,596)
Proceeds from issuance of common stock	—	248,678
Net cash provided by financing activities	13,333	113,904

Effect of exchange rate changes in cash and cash equivalents	113	3,870
Net increase (decrease) in cash and cash equivalents	(26,896)	16,341

Cash and cash equivalents, beginning balance	27,208	18,449
Cash and cash equivalents, ending balance	$312	$34,790

Supplement Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stocks issued for debt settlement	$—	$83,847

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance December 31, 2024	—	$—	80,884,279	$8,089	$21,325,264	$(21,225,791)	85	$107,647
Other comprehensive income	—	—	—	—	—	—	462	462
Net loss	—	—	—	—	—	(85,960)	—	(85,960)
Balance March 31, 2025	—	$—	80,884,279	$8,089	$21,325,264	$(21,311,751)	$547	$22,149

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance December 31, 2023	—	$—	78,775,094	$7,878	$—	$19,970,306	$(20,054,293)	$(326)	$(76,435)
Share-based compensation	—	—	1,200,000	120	—	359,880	—	—	360,000
Share cancellation	—	—	(1,200,000)	(120)	—	120	—	—	—
Common stock issued for cash	—	—	621,648	62	—	186,432	—	—	186,494
Common stock issuable for cash received	—	—	—	—	10	62,174	—	—	62,184
Common stock issued for debt settlement	—	—	279,490	28	—	83,819	—	—	83,847
Other comprehensive income	—	—	—	—	—	—	—	4,037	4,037
Net loss	—	—	—	—	—	—	(479,351)	—	(479,351)
Balance March 31, 2024	—	$—	79,676,232	$7,968	$10	$20,662,731	$(20,533,644)	$3,711	$140,776

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Wenyuan Group Corp. (the “Company”) was originally incorporated as Expertelligence, Inc on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005. On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect its name change of Longwen Group Corp. with trading symbol of “LWLW”. On April 23, 2024, pursuant to the Company’s majority shareholder consent and board approval dated on April 5, 2024, the Company amended its Article of Incorporation with Nevada State and changed its name to Wenyuan Group Corp. On January 21, 2025, pursuant to a review by the Financial Industry Regulatory Authority (“FINRA”), the Company’s name was officially changed to Wenyuan Group Corp. with the OTC Markets, and the Company’s stock symbol was changed to “WYGC” on the same date.

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

On October 25, 2021, Mr. Xizhen Ye (“Ye”), the ex-officer and director of the Company prior to Lombardo’s custodianship, and Longwen Cayman, filed a motion to dissolve custodianship (“Motion”) with the Eighth Judicial District Court of Nevada State. Pursuant to the Settlement Agreement entered on January 12, 2022, by Longwen Cayman, Mr. Ye, Lombardo, Joseph and Deanna Johnson regarding Lombardo’s custodianship, Mr. Ye and Mr. Lizhong Lu were reinstated as the officer and directors of the Company, and 65,000,000 common stocks of the Company was transferred from Joseph to Mr. Ye on February 9, 2022. Further on February 17, 2022, the Eighth Judicial District Court officially terminated Lombardo’s custodianship over the Company. On April 23, 2024, pursuant to the Company’s majority shareholder consent and board approval dated on April 5, 2024, the Company amended its Article of Incorporation with Nevada State and changed its name to Wenyuan Group Corp. On January 21, 2025, pursuant to a review by the Financial Industry Regulatory Authority (“FINRA”), the Company’s name was officially changed to Wenyuan Group Corp. with the OTC Markets, and the Company’s stock symbol was changed to “WYGC” on the same date.

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

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Hangzhou Wenyuan Internet Technology Co., Ltd. (“HWIT”) (FKA: Huzhou Wohong Fishery Co., Ltd. or “HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change in the economic situation and lower-than-expected sales of aquacultural products, our management decided to change the HWF’s operations and on March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF was identified as discontinued operations with aquacultural products sales. Such assets and liabilities are classified as assets and liabilities held for sale, and the sale was closed on March 27, 2024.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its subsidiaries as described in Note 1. All significant intercompany transactions and balances have been eliminated in the consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.

Foreign Currency Transactions

The Company’s condensed consolidated financial statements are presented in U.S. dollars ($), which is the Company’s reporting and functional currency. The functional currencies of the Company’s subsidiaries including Hangzhou Wenyuan, HWAC and HWF, are RMB. The resulting translation adjustments are reported under other comprehensive loss in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 220 (“ASC 220”), “Reporting Comprehensive Income”. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency using the rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations and other comprehensive income.

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

	Average Rate for the three months ended March 31,
	2025		2024
China yuan (RMB)	RMB	7.2738	RMB	7.1876
United States dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	March 31, 2025		December 31, 2024
China yuan (RMB)	RMB	7.2567	RMB	7.2993
United States dollar ($)		$1.0000		$1.0000

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2025 and December 31, 2024, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying value of the Company’s cash, shareholder loans and accounts payable and accrued liabilities approximates the fair value due to the short-term maturity.

Segment Reporting

The Company adopted ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on January 1, 2024 retrospectively, which focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. During the three months ended March 31, 2025 and 2024, the Company had one single segment based on management structure located in Hangzhou, PRC. Because substantially all of the Company’s long-lived assets and revenues are located in and derived from the PRC, the Company does not distinguish between markets for the purpose of internal reporting, and therefore, geographical segments are not presented. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Since the Company operates in one segment, segment revenue, profit or loss required by “Segment Reporting” is disclosed in the consolidated statements of operations and other comprehensive income. The Company determines that selling, general and administrative expenses (“SG&A”) are the significant segment expenses. SG&A expenses for the three months ended March 31, 2025 and 2024 were $65,988 and $92,977, respectively. Other segment items, representing the aggregated residual amount reconciling from segment revenue, significant segment expense and segment profit or loss, mainly professional fees and personnel compensation expenses.

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

Accounting Standards Issued Recently Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The adoption of this guidance modified the Company’s disclosures and will modify its annual disclosures for the roll forward information in 2024, but did not have an impact on its financial position and results of operations.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Issued but Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our condensed consolidated financial statements.

There were also other updates recently issued and the management does not believe that other than those disclosed above, accounting pronouncements recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2025, the Company incurred a net loss of $85,960. The Company had an accumulated deficit of $21,311,751 as of March 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	March 31, 2025	December 31, 2024

Equipment	$35,655	$35,446
Property	257,878	256,373
Less: accumulated depreciation	(34,075)	(29,467)
Total property and equipment, net	$259,458	$262,352

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $5,192 between the addition of $263,070 and the cost as of March 31, 2025 is due to the fluctuation of foreign exchange rate. The office space is intended for internal use.

Depreciation expenses were $4,596 and $3,165 for the three months ended March 31, 2025 and 2024, respectively. The difference with the change in accumulated depreciation was due to exchange difference.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stocks

As of March 31, 2025 and December 31, 2024, the Company had 80,884,279 and 80,884,279 shares of common stock issued and outstanding, respectively.

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

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

During the three months ended March 31, 2024, the Company granted 1,200,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled $360,000 on the grant dates. During the three months ended June 30, 2024, the Company granted 350,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled $210,000 on the grant dates. The total fair value of the shares issued in 2024 was charged to share-based compensation of $501,346 and other loss of $68,654, respectively, on the condensed consolidated statements of operations and other comprehensive loss.

As of March 31, 2025 and December 31, 2024, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 1,220,000 and 1,220,000, respectively.

2023 Equity Incentive Plan

As of March 31, 2025and December 31, 2024, no shares have been issued under the Company’s 2023 Equity Incentive Plan, and the Company’s common shares issuable under the 2023 Equity Incentive Plan totaled 5,000,000 and 5,000,000, respectively.

A summary of equity incentive activities is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and vested as of January 1, 2024	8,430,000	$0.10
Forfeited and cancelled	(1,200,000)	0.10
Granted and vested	1,550,000	0.37
Issued and vested as of March 31, 2025 and December 31, 2024	8,780,000	$0.15

The total fair value of shares issued for incentive that vested was $nil and $0.36 million during the three months ended March 31, 2025 and 2024, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the Company borrows from the President of the Company and his wife for its normal business operations. The borrowing bear is unsecured, non-interest-bearing and due on demand. As of December 31, 2023, the balance of the loan due to our President was $71,165, with difference of $2,350 due to the fluctuation in foreign exchange. During the three months ended March 31, 2024, the Company repaid $64,770 (RMB 465,544) to the President. As of December 31, 2024, the balance of the loan due to our President was $5,575. During the three months ended March 31, 2025, the President paid $364 in expenses on behalf of the Company. As of March 31, 2025, the balance of the loan due to our President was $5,939.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the balance of the loan due to the President’s wife was $127,345. During the three months ended March 31, 2024, the Company received advances of $5,822 and made repayments of $75,824 to the wife of President of the Company. During the period from April 1, 2024 to December 31, 2024, the Company received advances of $15,497 and made repayments of $71,118. During the three months ended March 31, 2025, the Company received advances of $22,413, made repayments of $8,540 and paid expenses of $176 on behalf of the Company. As of March 31, 2025 and December 31, 2024, the amount owed to this related party by the Company totaled $14,084 and $Nil, respectively. The amount due to this related party is unsecured, non-interest-bearing and due on demand.

The President’s wife further paid expenses in the total amount of $2,868 on behalf of the Company during the three months ended March 31, 2024. This amount has been included in the balance of accounts payable and accrued liabilities on the condensed consolidated balance sheet as of March 31, 2024. The amount is unsecured, non-interest-bearing and due on demand.

During the three months ended March 31, 2025 and 2024, the Company recognized employee compensation expenses of $12,538 and$4,341, respectively, to the related parties including the President, his wife and daughter. As of March 31, 2025 and December 31, 2024, the compensation payable to these related parties totaled $12,706 and $14,193, respectively, which was included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

The Company conducted offline product sales to a closed relative of the President’s wife, totaling $16,710 for the three months ending March 31, 2024. As of December 31, 2024, the entire sales transaction was paid off by the related party.

During the year ended December 31, 2023, HWAC purchased inventory in the total amount of $40,373 from Hangzhou Wenyuan Yiyun Media Co., Ltd. (FKA: Hangzhou Longwen Culture Media Ltd.) (“HZWY”), an entity under the control by the daughter of the President of the Company. As of March 31, 2025 and December 31, 2024, the amount payable to HZWY totaled $nil and $6,850, respectively, which was included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

NOTE 7 – DISCONTINUED OPERATIONS

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

For the three months ended March 31, 2025 and 2024, the net income from discontinued operations were $nil and $6,532 (including a disposal gain of $3,404), respectively.

NOTE 8 – CONTINGENCY

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party (the “Seller”). Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. Upon closing of the office suite purchase agreement as described above, Hangzhou Wenyuan agreed to act as a guarantor for the liability owing by the Seller to a creditor in the amount of $264,071 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the Seller. On October 22, 2024, The Shangcheng District People’s Court of Hangzhou City, Zhejiang Province, China, ruled that Hangzhou Wenyuan is required to pay the creditor a total amount of approximately $264,071 (RMB 1,900,000). At the same time, the Seller is jointly liable for repayment. After the company’s management team evaluated the situation and considering the possible outcome of the lawsuit, the Company recognized a reserve for litigation loss of $264,071 since the management believe it’s probable. As of March 31, 2025 and December 31, 2024, the Company recorded $261,827 and $260,299, respectively, included in accounts payable and accrued expenses on the condensed consolidated balance sheet. The difference is due to the fluctuation in foreign exchange. However, the Company, along with Hangzhou Wenyuan, is preparing materials to sue the creditor and the Seller. At the same time, we are preparing to file a lawsuit in Nevada State, to sue the Seller in order to recover the shares previously issued as purchase consideration.

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

Overview

Wenyuan Group Corp. (the “Company”) was originally incorporated as Expertelligence, Inc in the State of California on March 31, 1980 and reincorporated in the State of Nevada on November 17, 2005. On January 23, 2017, after a series of various name changes, the Company amended its Articles of Incorporation (“Charter Amendment”) to affect its name change of Longwen Group Corp with trading symbol of “LWLW”. On April 23, 2024, pursuant to the Company’s majority shareholder consent and board approval dated on April 5, 2024, the Company amended its Article of Incorporation with Nevada State and changed its name to Wenyuan Group Corp. On January 21, 2025, pursuant to a review by the Financial Industry Regulatory Authority (“FINRA”), the Company’s name was officially changed to Wenyuan Group Corp. with the OTC Markets, and the Company’s stock symbol was changed to “WYGC” on the same date.

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

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Hangzhou Wenyuan Internet Technology Co., Ltd. (“HWIT”) (FKA: Huzhou Wohong Fishery Co., Ltd. or “HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. Due to the change in the economic situation and lower-than-expected sales of aquacultural products, our management decided to change the HWF’s operations and on March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF was identified as discontinued operations with aquacultural products sales. Such assets and liabilities are classified as assets and liabilities held for sale, and the sale was closed on March 27, 2024.

Results of operation for the three months ended March 31, 2025 and 2024

Discontinued Operations – Aquacultural product sales

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. The aquacultural product sales was an important source of revenue for the Company in the year 2023. However, due to the changes in the economic situation and lower-than-expected sales of aquacultural products, our management decided to alter its operations. On March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. Consequently, HWF was identified as discontinued operations with aquacultural product sales in the accompanying unaudited condensed consolidated financial statements. Net income from discontinued operations for the three months ended March 31, 2025 and 2024 amounted to $nil and $6,532, respectively.

Revenue

Beginning in the first quarter of 2024, the Company commenced sales of cultural and health products through its subsidiary, HWAC. For the three months ended on March 31, 2024, the Company generated $40,404 in revenue from offline product sales, including transactions with related parties. These sales were comprised of cultural and health product. During the three months ended March 31, 2025, the Company did not generate revenue from offline product sales due to a decline in market demand. The management anticipates a gradual recovery in sales beginning in the third quarter of 2025. In the meantime, the Company is actively exploring additional profitable business segments to support future growth.

	For the three months ended March 31,		Increase	Percentage
	2025	2024	(Decrease)	Change

Offline product sales – related party	$—	$16,710	(16,710)	(100)%
Offline product sales	—	23,694	(23,694)	(100)%
	$—	$40,404	$(40,404)	(100)%

Cost of Revenues

For the three months ended March 31, 2025, our cost of revenues for offline product sales amounted to $Nil as compared to $29,838 for the three months ended March 31, 2024, a decrease of $29,838. The decrease was primarily attributable to our offline product sales decreased.

Operating Expense

For the three months ended March 31, 2025, our operating expense amounts to $83,988, as compared to $488,632 for the three months ended March 31, 2024, a decrease of $404,644. The decrease was mainly due to the decreased in share-based compensation and selling, general and administrative expenses.

During the three months ended March 31, 2025 and 2024, the Company incurred selling, general and administrative expenses of $65,988 and $92,977, respectively. The SG&A cost decreased mainly to less activities during current quarter.

Net Loss

The net loss was $85,960 and $479,351 for the three months ended on March 31, 2025 and 2024, respectively. The decrease in net loss in the current quarter was mainly due to the decreased expenses in professional expenses and share-based compensation.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $21,311,751 and $21,225,791, respectively. As of March 31, 2025, we had cash of $312 and a working capital deficit of $266,691. As of December 31, 2024, we had cash of $27,208 and a working capital deficit of $184,093. The increase in the working capital deficit was primarily due to cash used in operating activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party (the “Seller”). Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. Upon closing of the office suite purchase agreement as described above, Hangzhou Wenyuan agreed to act as a guarantor for the liability owing by the Seller to a creditor in the amount of $264,071 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the Seller. On October 22, 2024, The Shangcheng District People’s Court of Hangzhou City, Zhejiang Province, China, ruled that Hangzhou Wenyuan is required to pay the creditor a total amount of approximately $264,071 (RMB 1,900,000). At the same time, the Seller is jointly liable for repayment. After the company’s management team evaluated the situation and considering the possible outcome of the lawsuit, the Company recognized a reserve for litigation loss of $264,071 since the management believe it’s probable. As of March 31, 2025 and December 31, 2024, the Company recorded $261,827 and $260,299, respectively, included in accounts payable and accrued expenses on the condensed consolidated balance sheet. The difference is due to the fluctuation in foreign exchange. However, the Company, along with Hangzhou Wenyuan, is preparing materials to sue the creditor and the Seller. At the same time, we are preparing to file a lawsuit in Nevada State, to sue the Seller in order to recover the shares previously issued as purchase consideration.

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

WENYUAN GROUP CORP.

Date: May 20, 2025	/s/ Xizhen Ye
Xizhen Ye, Chief (Principle) Executive Officer

Date: May 20, 2025	/s/ Xizhen Ye
Xizhen Ye, Chief (Principle) Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief (Principle) Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief (Principle) Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief (Principle) Executive Officer and President and Chief (Principle) Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

