Form 10-Q
period 2025-06-30
Wenyuan Group Corp.
filed 2025-08-18
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 18, 2025, the registrant had 81,134,322 shares of common stock outstanding.

WENYUAN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED June 30, 2025

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WENYUAN GROUP CORP.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$961	$27,208
Inventories, net	45,234	44,818
Prepaid expenses and other current assets	23,826	51,807
Total current assets	70,021	123,833

Property and equipment, net	258,727	262,352
Intangible assets, net	1,919	2,226
Intangible assets under construction	26,522	26,030
Goodwill	1,132	1,132
TOTAL ASSETS	$358,321	$415,573

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$334,915	$302,283
Shareholder loan payable	25,583	5,575
Advances from customers	70	68
Total current liabilities	360,568	307,926

TOTAL LIABILITIES	360,568	307,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 81,045,202 and 80,884,279 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8,105	8,089
Additional paid-in capital	21,373,525	21,325,264
Accumulated deficit	(21,390,570)	(21,225,791)
Accumulated other comprehensive income	6,693	85
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,247)	107,647
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$358,321	$415,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues
Offline product sales – related parties	$—	$365	$—	$17,075
Offline product sales	—	15,936	—	39,630
Total revenues	—	16,301	—	56,705

Cost of revenues
Offline product sales	—	4,196	—	34,034
Total cost of revenues	—	4,196	—	34,034
Gross profit	—	12,105	—	22,671

Operating Expenses
Professional expenses	10,003	47,795	28,003	83,450
Selling, general and administrative expenses	68,389	75,682	134,377	168,659
Share-based compensation	—	210,000	—	570,000

Total operating expenses	78,392	333,477	162,380	822,109

Loss from operations	(78,392)	(321,372)	(162,380)	(799,438)

Other income (expenses):
Interest expense	—	—	—	(26)
Other income (expenses), net	(427)	3,704	(2,399)	(4,087)
Total other income (expense), net	(427)	3,704	(2,399)	(4,113)

Net loss from continuing operations	(78,819)	(317,668)	(164,779)	(803,551)
Gain (loss) from discontinued operations (including disposal gain of $nil and $3,404 for the three and six months ended June 30, 2024, respectively)	—	—	—	6,532

Net loss	$(78,819)	$(317,668)	$(164,779)	$(797,019)

Other comprehensive (loss) income
Foreign currency translation (loss) income	6,146	(3,469)	6,608	568

Total other comprehensive income (loss)	6,146	(3,469)	6,608	568

Comprehensive loss	$(72,673)	$(321,137)	$(158,171)	$(796,451)

Weighted average shares outstanding:
Basic and diluted	80,956,782	80,175,722	80,920,731	79,468,340

Loss per share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(164,779)	$(797,019)
Adjustment to reconcile net loss used in operating activities:
Gain from discontinued operations	—	(6,532)
Depreciation and amortization	8,823	6,421
Share-based compensation	—	570,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	28,605	22,666
Inventories	426	(4,446)
Accounts payable and accrued liabilities	26,959	(9,825)
Advances from customers	—	(25,705)
Net cash used in operating activities	(99,966)	(244,440)

Cash flows from investing activities:
Purchases of property and equipment	—	(4,424)
Net cash used in investing activities	—	(4,424)

Cash flows from financing activities:
Borrowings from loan payable	—	30,495
Borrowings from shareholder loan payable	50,968	20,097
Repayment on shareholder loan payable	(31,205)	(195,594)
Proceeds from issuance of common stock	48,277	407,098
Net cash provided by financing activities	68,040	262,096

Effect of exchange rate changes in cash and cash equivalents	5,679	1,311
Net increase (decrease) in cash and cash equivalents	(26,247)	14,543

Cash and cash equivalents, beginning balance	27,208	18,449
Cash and cash equivalents, ending balance	$961	$32,992

Supplement Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stocks issued for debt settlement	$—	$83,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance, March 31, 2025	—	$—	80,884,279	$8,089	$21,325,264	$(21,311,751)	$547	$22,149
Common stock issued for cash	—	—	160,923	16	48,261	—	—	48,277
Other comprehensive income	—	—	—	—	—	—	6,146	6,146
Net loss	—	—	—	—	—	(78,819)	—	(78,819)
Balance, June 30, 2025	—	$—	81,045,202	$8,105	$21,373,525	$(21,390,570)	$6,693	$(2,247)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance December 31, 2024	—	$—	80,884,279	$8,089	$21,325,264	$(21,225,791)	$85	$107,647
Common stock issued for cash	—	—	160,923	16	48,261	—	—	48,277
Other comprehensive income	—	—	—	—	—	—	6,608	6,608
Net loss	—	—	—	—	—	(164,779)	—	(164,779)
Balance, June 30, 2025	—	$—	81,045,202	$8,105	$21,373,525	$(21,390,570)	$6,693	$(2,247)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance March 31, 2024	—	$—	79,676,232	$7,968	$10	$20,662,731	$(20,533,644)	$3,711	$140,776
Share-based compensation	—	—	350,000	35	—	209,965	—	—	210,000
Common stock issued for cash	—	—	367,673	37	(10)	158,393	—	—	158,420
Other comprehensive income (loss)	—	—	—	—	—	—	—	(3,469)	(3,469)
Net loss	—	—	—	—	—	—	(317,668)	—	(317,668)
Balance June 30, 2024	—	$—	80,393,905	$8,040	$—	$21,031,089	$(20,851,312)	$242	$188,059

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common stock issuable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance December 31, 2023	—	$—	78,775,094	$7,878	$—	$19,970,306	$(20,054,293)	$(326)	$(76,435)
Share-based compensation	—	—	1,550,000	155	—	569,845	—	—	570,000
Share cancellation	—	—	(1,200,000)	(120)	—	120	—	—	—
Common stock issued for cash	—	—	989,321	99	—	406,999	—	—	407,098
Common stock issued for debt settlement	—	—	279,490	28	—	83,819	—	—	83,847
Other comprehensive income	—	—	—	—	—	—	—	568	568
Net loss	—	—	—	—	—	—	(797,019)	—	(797,019)
Balance June 30, 2024	—	$—	80,393,905	$8,040	$—	$21,031,089	$(20,851,312)	$242	$188,059

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2025, the Company incurred a net loss of $164,779. The Company had an accumulated deficit of $21,390,570 as of June 30, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its subsidiaries as described in Note 1. All significant intercompany transactions and balances have been eliminated in the consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

	Average Rate for the three months ended June 30,				Average Rate for the six months ended June 30,
	2025		2024		20254		2024
China yuan (RMB)	RMB	7.2324	RMB	7.2409	RMB	7.2527	RMB	7.2143
United States dollar ($)		$1.0000		$1.0000		$1.0000		$1.0000

	Exchange Rate at
	June 30, 2025		December 31, 2024
China yuan (RMB)	RMB	7.1639	RMB	7.2993
United States dollar ($)		$1.0000		$1.0000

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration

During the six months ended June 30, 2024, the Company generated 29%, 12% and 10% of revenues from the top three customers, including a related party and two third parties, respectively. For the six months ended June 30, 2024, 95% of the Company’s cost of revenues came from a single top vendor. During the three months ended June 30, 2024, the Company generated 17% of revenues from a single third-party customer. For the three months ended June 30, 2024, 64%, 21%, and 12% of the cost of revenues were sourced from the top three vendors.

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

As of June 30, 2025 and December 31, 2024, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying value of the Company’s cash, shareholder loans and accounts payable and accrued liabilities approximates the fair value due to the short-term maturity.

Segment Reporting

The Company adopted ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on January 1, 2024 retrospectively, which focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. During the three and six months ended June 30, 2025 and 2024, the Company had one single segment based on management structure located in Hangzhou, PRC. Because substantially all of the Company’s long-lived assets and revenues are located in and derived from the PRC, the Company does not distinguish between markets for the purpose of internal reporting, and therefore, geographical segments are not presented. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Since the Company operates in one segment, segment revenue, profit or loss required by “Segment Reporting” is disclosed in the consolidated statements of operations and other comprehensive income. The Company determines that selling, general and administrative expenses (“SG&A”) are the significant segment expenses. SG&A expenses for the three months ended June 30, 2025 and 2024 were $68,389 and $75,682, respectively. SG&A expenses for the six months ended June 30, 2025 and 2024 were $134,377 and $168,659, respectively. Other segment items, representing the aggregated residual amount reconciling from segment revenue, significant segment expense and segment profit or loss, mainly professional fees and personnel compensation expenses.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that might cover a wide range of matters. Liabilities for the contingencies are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses these contingent liabilities, which inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in legal proceedings, the Company, in consultation with its legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of the reasonably possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Accounting Standards Issued Recently Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The Company adopted this amended guidance and has evaluated the impact on the footnotes to our condensed consolidated financial statements is not material.

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	June 30, 2025	December 31, 2024

Equipment	$36,116	$35,446
Property	261,219	256,373
Less: accumulated depreciation	(38,608)	(29,467)
Total property and equipment, net	$258,727	$262,352

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $1,851 between the addition of $263,070 and the cost as of June 30, 2025 is due to the fluctuation of foreign exchange rate. The office space is intended for internal use.

Depreciation expenses were $8,823 and $6,421 for the six months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, the depreciation expenses were $4,227 and $3,256, respectively. The difference with the change in accumulated depreciation was due to exchange difference.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stocks

As of June 30, 2025 and December 31, 2024, the Company had 81,045,202 and 80,884,279 shares of common stock issued and outstanding, respectively.

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

During the three months ended June 30, 2025, the Company issued 160,923 shares of common stock to two individual non-U.S. investors at $0.30 per share, with total proceeds of $48,277 received in cash.

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

During the three months ended March 31, 2024, the Company granted 1,200,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled $360,000 on the grant dates. During the three months ended June 30, 2024, the Company granted 350,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled $210,000 on the grant dates. The total fair value of the shares issued during the six months ended June 30, 2024 was charged to share-based compensation of $501,346 and other loss of $68,654, on the consolidated statements of operations and other comprehensive loss.

As of June 30, 2025 and December 31, 2024, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 1,220,000 and 1,220,000, respectively.

2023 Equity Incentive Plan

As of June 30, 2025 and December 31, 2024, no shares have been issued under the Company’s 2023 Equity Incentive Plan, and the Company’s common shares issuable under the 2023 Equity Incentive Plan totaled 5,000,000 and 5,000,000, respectively.

A summary of equity incentive activities is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and vested as of January 1, 2024	8,430,000	$0.10
Forfeited and cancelled	(1,200,000)	0.10
Granted and vested	1,550,000	0.30
Issued and vested as of June 30, 2025 and December 31, 2024	8,780,000	$0.13

The total fair value of shares issued for incentive that vested was $0.21 million and $0.57 million during the three and six months ended June 30, 2024, respectively.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the Company borrows from the President of the Company and his wife for its normal business operations. The borrowing bear is unsecured, non-interest-bearing and due on demand. As of December 31, 2023, the balance of the loan due to our President was $71,165. During the six months ended June 30, 2024, the Company repaid $64,770 (RMB 465,544) to the President. As of December 31, 2024, the balance of the loan due to our President was $5,575, with difference of $820 due to the fluctuation in foreign exchange. During the six months ended June 30, 2025, the President paid $365 in expenses on behalf of the Company. As of June 30, 2025, the balance of the loan due to our President was $5,944, with a difference of $4 due to the fluctuation of foreign exchange.

During the six months ended June 30, 2024, the Company received advances of $20,097 and made repayments of $131,062 to the wife of the President of the Company. During the six months ended June 30, 2025, the Company received advances of $50,603 and made repayments of $31,205. As of June 30, 2025 and December 31, 2024, the amount owed to this related party by the Company totaled $19,639 and $Nil, respectively. The difference of $240 is due to the fluctuation of foreign exchange. The amount due to this related party is unsecured, non-interest-bearing and due on demand.

The President’s wife further paid expenses in the total amount of $2,868 on behalf of the Company during the three months ended March 31, 2024. This amount has been included in the balance of accounts payable and accrued liabilities on the consolidated balance sheet as of June 30, 2024. The amount is unsecured, non-interest-bearing and due on demand.

During the six months ended June 30, 2025 and 2024, the Company recognized employee compensation expenses of $25,150 and $4,341, respectively, to the related parties including the President, his wife and daughter. During the three months ended June 30, 2025 and 2024, the Company recognized employee compensation expenses of $12,612 and $1,109. As of June 30, 2025 and December 31, 2024, the compensation payable to these related parties totaled $22,942 and $14,193, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

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

As of June 30, 2025 and December 31, 2024, the amount payable to Hangzhou Wenyuan Yiyun Media Co., Ltd. (FKA: Hangzhou Longwen Culture Media Ltd.) (“HZWY”)”), an entity under the control by the daughter of the President of the Company, totaled $2,556 and $6,850, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet. The amount payable was due to the purchase of inventory from HZWY from prior year.

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

For the six months ended June 30, 2025 and 2024, the net income from discontinued operations were $nil and $6,532 (including a disposal gain of $3,404), respectively.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONTINGENCY

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party (the “Seller”). Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. Upon closing of the office suite purchase agreement as described above, Hangzhou Wenyuan agreed to act as a guarantor for the liability owing by the Seller to a creditor in the amount of $264,071 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the Seller. On October 22, 2024, The Shangcheng District People’s Court of Hangzhou City, Zhejiang Province, China, ruled that Hangzhou Wenyuan is required to pay the creditor a total amount of approximately $264,071 (RMB 1,900,000). At the same time, the Seller is jointly liable for repayment. After the company’s management team evaluated the situation and considering the possible outcome of the lawsuit, the Company recognized a reserve for litigation loss of $264,071 since the management believe it’s probable. As of June 30, 2025 and December 31, 2024, the Company recorded $265,219 and $260,299, respectively, included in accounts payable and accrued expenses on the consolidated balance sheet. The difference is due to the fluctuation in foreign exchange. As of the date of this report, Hangzhou Wenyuan is in the process of preparing legal materials to initial lawsuits against both the creditor and the Seller. Concurrently, we are also preparing to file a lawsuit in Nevada State to seek the recovery of shares previously issued as part of the purchase consideration.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2025 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements except as follows:

●	During the month of July 2025, the Company sold 89,120 shares of common stock to four non-U.S. investors at $0.30 per share, with total proceeds of $26,736 received in cash. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Results of operation for the three months ended June 30, 2025 and 2024

Discontinued Operations – Aquacultural product sales

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. The aquacultural product sales was an important source of revenue for the Company in the year 2023. However, due to the changes in the economic situation and lower-than-expected sales of aquacultural products, our management decided to alter its operations. On March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. Consequently, HWF was identified as discontinued operations with aquacultural product sales in the accompanying unaudited condensed consolidated financial statements. Net income from discontinued operations for the six months ended June 30, 2025 and 2024 amounted to $nil and $6,532, respectively.

Revenue

Beginning in the first quarter of 2024, the Company commenced sales of cultural and health products through its subsidiary, HWAC. For the three months ended on June 30, 2024, the Company generated $16,301 in revenue from offline product sales, including transactions with related parties. These sales were comprised of cultural and health product. During the three months ended June 30, 2025, the Company did not generate revenue from offline product sales due to a decline in market demand. Management anticipates a gradual recovery in the sales of cultural and health products beginning in September 2025. In the meantime, the Company is actively exploring additional profitable business segments to support future growth.

	For the three months ended June 30,		Increase	Percentage
	2025	2024	(Decrease)	Change

Offline product sales – related party	$—	$365	(365)	(100)%
Offline product sales	—	15,936	(15,936)	(100)%
	$—	$16,301	$(16,301)	(100)%

Cost of Revenues

For the three months ended June 30, 2025, our cost of revenues for offline product sales amounted to $Nil as compared to $4,196 for the three months ended June 30, 2024, a decrease of $4,196. The decrease was primarily due to our offline product sales decreased.

Operating Expense

For the three months ended June 30, 2025, our operating expense amounts to $78,392, as compared to $333,477 for the three months ended June 30, 2024, a decrease of $255,085. The decrease was mainly due to the decreased in share-based compensation.

During the three months ended June 30, 2025 and 2024, the Company incurred selling, general and administrative expenses of $68,389 and $75,682, respectively. The SG&A cost decreased mainly due to less activities during current quarter.

Net Loss

The net loss was $78,819 and $317,668 for the three months ended on June 30, 2025 and 2024, respectively. The decrease in net loss in the current quarter was mainly due to the decreased expenses in share-based compensation.

Results of operation for the six months ended June 30, 2025 and 2024

Revenue

For the six months ended on June 30, 2024, the Company generated $56,70 in revenue from offline product sales, including transactions with related parties. These sales were comprised of cultural and health product. During the six months ended June 30, 2025, the Company did not generate revenue from offline product sales due to a decline in market demand.

	For the six months ended June 30,		Increase	Percentage
	2025	2024	(Decrease)	Change

Offline product sales – related party	$—	$17,075	(17,075)	(100)%
Offline product sales	—	39,630	(39,630)	(100)%
	$—	$56,705	$(56,705)	(100)%

Cost of Revenues

For the six months ended June 30, 2025, our cost of revenues for offline product sales amounted to $Nil as compared to $34,034 for the six months ended June 30, 2024, a decrease of $34,034. The decrease was primarily attributable to our offline product sales decreased.

Operating Expense

For the six months ended June 30, 2025, our operating expense amounts to $162,380, as compared to $822,109 for the six months ended June 30, 2024, a decrease of $659,729. The decrease was mainly due to the decreased in share-based compensation.

During the six months ended June 30, 2025 and 2024, the Company incurred selling, general and administrative expenses of $134,377 and $168,659, respectively. The SG&A cost decreased mainly to less activities during current quarter.

Net Loss

The net loss was $164,779 and $797,019 for the six months ended on June 30, 2025 and 2024, respectively. The decrease in net loss in the current quarter was mainly due to the decreased expenses in share-based compensation.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $21,390,570 and $21,225,791, respectively. As of June 30, 2025, we had cash of $961 and a working capital deficit of $290,547. As of December 31, 2024, we had cash of $27,208 and a working capital deficit of $184,093. The increase in the working capital deficit was primarily due to cash used in operating activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party (the “Seller”). Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. Upon closing of the office suite purchase agreement as described above, Hangzhou Wenyuan agreed to act as a guarantor for the liability owing by the Seller to a creditor in the amount of $264,071 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the Seller. On October 22, 2024, The Shangcheng District People’s Court of Hangzhou City, Zhejiang Province, China, ruled that Hangzhou Wenyuan is required to pay the creditor a total amount of approximately $264,071 (RMB 1,900,000). At the same time, the Seller is jointly liable for repayment. After the company’s management team evaluated the situation and considering the possible outcome of the lawsuit, the Company recognized a reserve for litigation loss of $264,071 since the management believe it’s probable. As of June 30, 2025 and December 31, 2024, the Company recorded $265,219 and $260,299, respectively, included in accounts payable and accrued expenses on the consolidated balance sheet. The difference is due to the fluctuation in foreign exchange. As of the date of this report, Hangzhou Wenyuan is in the process of preparing legal materials to initial lawsuits against both the creditor and the Seller. Concurrently, we are also preparing to file a lawsuit in Nevada State to seek the recovery of shares previously issued as part of the purchase consideration.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, the Company issued 160,923 shares of common stock to two individual non-U.S. investors at $0.30 per share, with total proceeds of $48,261 received in cash. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

During the month of July 2025, the Company sold 89,120 shares of common stock to four non-U.S. investors at $0.30 per share, with total proceeds of $26,736 received in cash. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

WENYUAN GROUP CORP.

Date: August 18, 2025	/s/ Xizhen Ye
Xizhen Ye, Chief (Principle) Executive Officer

Date: August 18, 2025	/s/ Xizhen Ye
Xizhen Ye, Chief (Principle) Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief (Principle) Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief (Principle) Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief (Principle) Executive Officer and President and Chief (Principle) Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

