Form 10-Q
period 2025-09-30
Wenyuan Group Corp.
filed 2025-11-14
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, the registrant had 81,394,711 shares of common stock outstanding.

WENYUAN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		PAGE

	Note about Forward-Looking Statements	3

	PART I - FINANCIAL INFORMATION

Item 1	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	5
	Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and nine months ended September 30, 2025 and 2024	6
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2025 and 2024	7
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2025 and 2024	8
	Notes to Unaudited Condensed consolidated financial statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	23

	PART II - OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3	Defaults Upon Senior Securities	23
Item 4	Mine Safety Disclosures	23
Item 5	Other Information	23
Item 6	Exhibits	24

SIGNATURES		25

EXHIBIT INDEX		26

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WENYUAN GROUP CORP.

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	5

Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and nine months ended September 30, 2025 and 2024	6

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2025 and 2024	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2025 and 2024	8

Notes to Unaudited Condensed consolidated financial statements	9 - 17

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,608	$27,208
Inventories, net	45,516	44,818
Prepaid expenses and other current assets	16,579	51,807
Total current assets	69,703	123,833

Property and equipment, net	256,234	262,352
Intangible assets, net	1,756	2,226
Intangible assets under construction	26,687	26,030
Goodwill	1,132	1,132
TOTAL ASSETS	$355,512	$415,573

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$367,638	$302,283
Shareholder loan payable	7,640	5,575
Advances from customers	70	68
Total current liabilities	375,348	307,926

TOTAL LIABILITIES	375,348	307,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 81,231,312 and 80,884,279 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8,124	8,089
Additional paid-in capital	21,429,339	21,325,264
Accumulated deficit	(21,465,393)	(21,225,791)
Accumulated other comprehensive income	8,094	85
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(19,836)	107,647
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$355,512	$415,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues
Offline product sales – related parties	$—	$—	$—	$17,075
Offline product sales	—	11,263	—	50,893
Total revenues	—	11,263	—	67,968

Cost of revenues
Offline product sales	—	6,014	—	40,048
Total cost of revenues	—	6,014	—	40,048
Gross profit	—	5,249	—	27,920

Operating Expenses
Professional expenses	18,100	45,205	46,103	128,655
Selling, general and administrative expenses	56,727	46,491	191,104	215,150
Share-based compensation	—	—	—	570,000

Total operating expenses	74,827	91,696	237,207	913,805

Loss from operations	(74,827)	(86,447)	(237,207)	(885,885)

Other income (expenses):
Interest expense	—	—	—	(26)
Other income (expenses), net	4	1,462	(2,395)	(2,625)
Total other income (expense), net	4	1,462	(2,395)	(2,651)

Net loss from continuing operations	(74,823)	(84,985)	(239,602)	(888,536)
Gain (loss) from discontinued operations (including disposal gain of $nil and $3,404 for the three and nine months ended September 30, 2024, respectively)	—	—	—	6,532

Net loss	$(74,823)	$(84,985)	$(239,602)	$(882,004)

Other comprehensive income
Foreign currency translation income	1,401	13,473	8,009	14,041

Total other comprehensive income	1,401	13,473	8,009	14,041

Comprehensive loss	$(73,422)	$(71,512)	$(231,593)	$(867,963)

Weighted average shares outstanding:
Basic and diluted	81,151,667	80,645,636	80,998,556	79,863,637

Loss per share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(239,602)	$(882,004)
Adjustment to reconcile net loss used in operating activities:
Gain from discontinued operations	—	(6,532)
Depreciation and amortization	13,082	9,933
Share-based compensation	—	570,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36,026	32,943
Inventories	428	(2,637)
Accounts payable and accrued liabilities	56,933	(14,578)
Advances from customers	—	(32,646)
Net cash used in operating activities	(133,133)	(325,521)

Cash flows from investing activities:
Purchases of property and equipment	—	(23,116)
Payment for intangible assets under construction	—	(21,121)
Net cash used in investing activities	—	(44,237)

Cash flows from financing activities:
Proceeds from third parties	—	30,495
Borrowings from shareholder loan payable	60,762	21,314
Repayment on shareholder loan payable	(58,726)	(211,548)
Proceeds from issuance of common stock	104,110	656,376
Net cash provided by financing activities	106,146	496,637

Effect of exchange rate changes in cash and cash equivalents	7,387	8,388
Net increase (decrease) in cash and cash equivalents	(19,600)	135,267

Cash and cash equivalents, beginning balance	27,208	18,449
Cash and cash equivalents, ending balance	$7,608	$153,716

Supplement Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stocks issued for debt settlement	$—	$83,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance, June 30, 2025	—	$—	81,045,202	$8,105	$21,373,525	$(21,390,570)	$6,693	$(2,247)
Common stock issued for cash	—	—	186,110	19	55,814	—	—	55,833
Other comprehensive income	—	—	—	—	—	—	1,401	1,401
Net loss	—	—	—	—	—	(74,823)	—	(74,823)
Balance, September 30, 2025	—	$—	81,231,312	$8,124	$21,429,339	$(21,465,393)	$8,094	$(19,836)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance December 31, 2024	—	$—	80,884,279	$8,089	$21,325,264	$(21,225,791)	$85	$107,647
Common stock issued for cash	—	—	347,033	35	104,075	—	—	104,110
Other comprehensive income	—	—	—	—	—	—	8,009	8,009
Net loss	—	—	—	—	—	(239,602)	—	(239,602)
Balance, September 30, 2025	—	$—	81,231,312	$8,124	$21,429,339	$(21,465,393)	$8,094	$(19,836)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance June 30, 2024	—	$—	80,393,905	$8,040	$21,031,089	$(20,851,312)	$242	$188,059
Common stock issued for cash	—	—	415,465	41	249,237	—	—	249,278
Other comprehensive income	—	—	—	—	—	—	13,473	13,473
Net loss	—	—	—	—	—	(84,985)	—	(84,985)
Balance September 30, 2024	—	$—	80,809,370	$8,081	$21,280,326	$(20,936,297)	$13,715	$365,825

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance December 31, 2023	—	$—	78,775,094	$7,878	$19,970,306	$(20,054,293)	$(326)	$(76,435)
Share-based compensation	—	—	1,550,000	155	569,845	—	—	570,000
Share cancellation	—	—	(1,200,000)	(120)	120	—	—	—
Common stock issued for cash	—	—	1,404,786	140	656,236	—	—	656,376
Common stock issued for debt settlement	—	—	279,490	28	83,819	—	—	83,847
Other comprehensive income	—	—	—	—	—	—	14,041	14,041
Net loss	—	—	—	—	—	(882,004)	—	(882,004)
Balance September 30, 2024	—	$—	80,809,370	$8,081	$21,280,326	$(20,936,297)	$13,715	$365,825

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2025, the Company incurred a net loss of $239,602. The Company had an accumulated deficit of $21,465,393 as of September, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

	Average Rate for the three months ended September 30,				Average Rate for the nine months ended September 30,
	2025		2024		2025		2024
China yuan (RMB)	RMB	7.1573	RMB	7.1649	RMB	7.2203	RMB	7.1966
United States dollar ($)		$1.0000		$1.0000		$1.0000		$1.0000

	Exchange Rate at
	September 30, 2025		December 31, 2024
China yuan (RMB)	RMB	7.1196	RMB	7.2993
United States dollar ($)		$1.0000		$1.0000

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

Property and equipment

Depreciation on property and equipment is recognized on a straight-line basis over the estimated useful lives of the assets, for which the remaining term of the legal title (27 years) for the office property an 3 or 5 years for office equipment.

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

Concentration

During the nine months ended September 30, 2024, the Company generated 25%, and 10% of revenues from the top two customers, including a related party and one third party, respectively. The Company’s cost of revenues consisted of 95% and 94% purchases from one top vendor for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying value of the Company’s cash, shareholder loans and accounts payable and accrued liabilities approximates the fair value due to the short-term maturity.

Segment Reporting

The Company adopted ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on January 1, 2024 retrospectively, which focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. During the three and nine months ended September 30, 2025 and 2024, the Company had one single segment based on management structure located in Hangzhou, PRC. Because substantially all of the Company’s long-lived assets and revenues are located in and derived from the PRC, the Company does not distinguish between markets for the purpose of internal reporting, and therefore, geographical segments are not presented. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Since the Company operates in one segment, segment revenue, profit or loss required by “Segment Reporting” is disclosed in the consolidated statements of operations and other comprehensive income. The Company determines that selling, general and administrative expenses (“SG&A”) are the significant segment expenses. SG&A expenses for the three months ended September 30, 2025 and 2024 were $56,727 and $46,491, respectively. SG&A expenses for the nine months ended September 30, 2025 and 2024 were $191,104 and $215,150, respectively. Other segment items, representing the aggregated residual amount reconciling from segment revenue, significant segment expense and segment profit or loss, mainly professional fees and personnel compensation expenses.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of September 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	September 30, 2025	December 31, 2024

Equipment	$36,341	$35,446
Property	262,844	256,373
Less: accumulated depreciation	(42,951)	(29,467)
Total property and equipment, net	$256,234	$262,352

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 shares of common stock of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $226 between the addition of $263,070 and the cost as of September 30, 2025 is due to the fluctuation of foreign exchange rate. The office space is intended for internal use.

Depreciation expenses were $13,082 and $9,933 for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, the depreciation expenses were $4,259 and $3,512, respectively. The difference with the change in accumulated depreciation was due to exchange difference.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stocks

As of September 30, 2025 and December 31, 2024, the Company had 81,231,312 and 80,884,279 shares of common stock issued and outstanding, respectively.

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

During the three months ended September 30, 2025, the Company issued 186,110 shares of common stock to certain individual non-U.S. investors at $0.30 per share, with total proceeds of $55,833 received in cash.

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

During the three months ended March 31, 2024, the Company granted 1,200,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled $360,000 on the grant dates. During the three months ended June 30, 2024, the Company granted 350,000 shares of common stocks of the Company which vested immediately, to two employees pursuant to the Company’s 2022 Equity Incentive Plan. The fair value of the shares totaled $210,000 on the grant dates. The total fair value of the shares issued during the nine months ended September 30, 2024 was charged to share-based compensation of $501,346 and other loss of $68,654, on the consolidated statements of operations and other comprehensive loss.

As of September 30, 2025 and December 31, 2024, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 1,220,000 and 1,220,000, respectively.

2023 Equity Incentive Plan

As of September 30, 2025 and December 31, 2024, no shares have been issued under the Company’s 2023 Equity Incentive Plan, and the Company’s common shares issuable under the 2023 Equity Incentive Plan totaled 5,000,000 and 5,000,000, respectively.

A summary of equity incentive activities is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and vested as of January 1, 2024	8,430,000	$0.10
Forfeited and cancelled	(1,200,000)	0.10
Granted and vested	1,550,000	0.30
Issued and vested as of September 30, 2025 and December 31, 2024	8,780,000	$0.13

The total fair value of shares issued for incentive that vested was $0.57 million and $0.57 million during the three and nine months ended September 30, 2024, respectively.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the Company borrows from the President of the Company and his wife for its normal business operations. The borrowing bear is unsecured, non-interest-bearing and due on demand. As of December 31, 2023, the balance of the loan due to our President was $71,165. During the nine months ended September 30, 2024, the Company repaid $64,770 (RMB 465,544) to the President. As of December 31, 2024, the balance of the loan due to our President was $5,575, with difference of $820 due to the fluctuation in foreign exchange. During the nine months ended September 30, 2025, the President paid $663 in expenses on behalf of the Company, and the Company repaid the $663 back to the President. As of September 30, 2025, the balance of the loan due to our President was $5,575.

During the nine months ended September 30, 2024, the Company received advances of $21,315 from and made repayments of $146,862 to the wife of the President of the Company. During the nine months ended September 30, 2025, the Company received advances of $60,099 and made repayments of $58,063. As of September 30, 2025 and December 31, 2024, the amount owed to this related party by the Company totaled $2,065 and $Nil, respectively. The difference of $29 is due to the fluctuation of foreign exchange. The amount due to this related party is unsecured, non-interest-bearing and due on demand.

During the nine months ended September 30, 2025 and 2024, the Company recognized employee compensation expenses of $37,893 and $22,454, respectively, to the related parties including the President, his wife and daughter. During the three months ended September 30, 2025 and 2024, the Company recognized employee compensation expenses of $12,743 and $12,672. As of September 30, 2025 and December 31, 2024, the compensation payable to these related parties totaled $24,167 and $14,193, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

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

As of September 30, 2025 and December 31, 2024, the amount payable to Hangzhou Wenyuan Yiyun Media Co., Ltd. (FKA: Hangzhou Longwen Culture Media Ltd.) (“HZWY”)”), an entity under the control by the daughter of the President of the Company, totaled $2,572 and $6,850, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet. The amount payable was due to the purchase of inventory from HZWY from prior year.

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

For the nine months ended September 30, 2025 and 2024, the net income from discontinued operations were $nil and $6,532 (including a disposal gain of $3,404), respectively.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONTINGENCY

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party (the “Seller”). Pursuant to the agreement, the Company issued 2,651,780 shares common stock of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. Upon closing of the office suite purchase agreement as described above, Hangzhou Wenyuan agreed to act as a guarantor for the liability owing by the Seller to a creditor in the amount of $264,071 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the Seller. On October 22, 2024, The Shangcheng District People’s Court of Hangzhou City, Zhejiang Province, China, ruled that Hangzhou Wenyuan is required to pay the creditor a total amount of approximately $264,071 (RMB 1,900,000). At the same time, the Seller is jointly liable for repayment. After the company’s management team evaluated the situation and considering the possible outcome of the lawsuit, the Company recognized a reserve for litigation loss of $264,071 since the management believe it’s probable. As of September 30, 2025 and December 31, 2024, the Company recorded $266,869 and $260,299, respectively, included in accounts payable and accrued expenses on the consolidated balance sheet. The difference is due to the fluctuation in foreign exchange. During the nine months ended September 30, 2025, the Company was notified that the office suite had been subjected to two online judicial auctions as a result of the defendants’ failure to comply with court orders. Both auctions were unsuccessful. As of the date of this report, Hangzhou Wenyuan is in the process of preparing legal materials to initial lawsuits against both the creditor and the Seller. Concurrently, we are also preparing to file a lawsuit in Nevada State to seek the recovery of shares previously issued as part of the purchase consideration.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2025 up through the date the consolidated financial statements were available to be issued. Based upon the evaluation, except as disclosed below or within the footnotes, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements except as follows:

During the month of October 2025, the Company sold 163,399 shares of common stock to three non-U.S. investors at $0.30 per share, with total proceeds of $49,020 received in cash. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

Results of operation for the three months ended September 30, 2025 and 2024

Discontinued Operations – Aquacultural product sales

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Huzhou Wohong Fishery Co., Ltd. (“HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. The aquacultural product sales was an important source of revenue for the Company in the year 2023. However, due to the changes in the economic situation and lower-than-expected sales of aquacultural products, our management decided to alter its operations. On March 27, 2024, HWF entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. Consequently, HWF was identified as discontinued operations with aquacultural product sales in the accompanying unaudited condensed consolidated financial statements. Net income from discontinued operations for the nine months ended September 30, 2025 and 2024 amounted to $nil and $6,532, respectively.

Revenue

Beginning in the first quarter of 2024, the Company commenced sales of cultural and health products through its subsidiary, HWAC. For the three months ended on September 30, 2024, the Company generated $11,263 in revenue from offline product sales, including transactions with related parties. These sales were comprised of cultural and health product. During the three months ended September 30, 2025, the Company did not generate revenue from offline product sales due to a decline in market demand. Management anticipates a gradual recovery in the sales of cultural and health products beginning in September 2025. In the meantime, the Company is actively exploring additional profitable business segments to support future growth.

Cost of Revenues

For the three months ended September 30, 2025, our cost of revenues for offline product sales amounted to $Nil as compared to $6,014 for the three months ended September 30, 2024, a decrease of $6,014. The decrease was primarily due to our offline product sales decreased.

Operating Expense

For the three months ended September 30, 2025, our operating expense amounts to $74,827, as compared to $91,696 for the three months ended September 30, 2024, a decrease of $16,869. The decrease was mainly due to the decreased in professional expenses.

During the three months ended September 30, 2025 and 2024, the Company incurred selling, general and administrative expenses of $56,727 and $46,491, respectively. The SG&A cost increased mainly due to additional office expenses during current quarter.

Net Loss

The net loss was $74,823 and $84,985 for the three months ended on September 30, 2025 and 2024, respectively. The decrease in net loss in the current quarter was mainly due to the decreased professional expenses.

Results of operation for the nine months ended September 30, 2025 and 2024

Revenue

For the nine months ended on September 30, 2024, the Company generated $67,968 in revenue from offline product sales, including transactions with related parties. These sales were comprised of cultural and health product. During the nine months ended September 30, 2025, the Company did not generate revenue from offline product sales due to a decline in market demand.

	For the nine months ended September 30,		Increase	Percentage
	2025	2024	(Decrease)	Change

Offline product sales – related party	$—	$17,075	(17,075)	(100)%
Offline product sales	—	50,893	(50,893)	(100)%
	$—	$67,968	$(67,968)	(100)%

Cost of Revenues

For the nine months ended September 30, 2025, our cost of revenues for offline product sales amounted to $Nil as compared to $40,048 for the nine months ended September 30, 2024, a decrease of $40,048. The decrease was primarily attributable to our offline product sales decreased.

Operating Expense

For the nine months ended September 30, 2025, our operating expense amounts to $237,207, as compared to $913,805 for the nine months ended September 30, 2024, a decrease of $676,598. The decrease was mainly due to the decreased in share-based compensation.

During the nine months ended September 30, 2025 and 2024, the Company incurred selling, general and administrative expenses of $191,104 and $215,150, respectively. The SG&A cost was comparable to the prior period.

Net Loss

The net loss was $239,602 and $882,004 for the nine months ended on September 30, 2025 and 2024, respectively. The decrease in net loss in the current quarter was mainly due to the decreased expenses in share-based compensation.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $21,465,393 and $21,225,791, respectively. As of September 30, 2025, we had cash of $7,608 and a working capital deficit of $305,645. As of December 31, 2024, we had cash of $27,208 and a working capital deficit of $184,093. The increase in the working capital deficit was primarily due to cash used in operating activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party (the “Seller”). Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. Upon closing of the office suite purchase agreement as described above, Hangzhou Wenyuan agreed to act as a guarantor for the liability owing by the Seller to a creditor in the amount of $264,071 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the Seller. On October 22, 2024, The Shangcheng District People’s Court of Hangzhou City, Zhejiang Province, China, ruled that Hangzhou Wenyuan is required to pay the creditor a total amount of approximately $264,071 (RMB 1,900,000). At the same time, the Seller is jointly liable for repayment. After the company’s management team evaluated the situation and considering the possible outcome of the lawsuit, the Company recognized a reserve for litigation loss of $264,071 since the management believe it’s probable. As of September 30, 2025 and December 31, 2024, the Company recorded $266,869 and $260,299, respectively, included in accounts payable and accrued expenses on the consolidated balance sheet. The difference is due to the fluctuation in foreign exchange. During the nine months ended September 30, 2025, the Company was notified that the office suite had been subjected to two online judicial auctions as a result of the defendants’ failure to comply with court orders. Both auctions were unsuccessful. As of the date of this report, Hangzhou Wenyuan is preparing the necessary legal documentation to initiate lawsuits against both the creditor and the Seller. At the same time, we are also preparing to file a lawsuit in the State of Nevada to recover the shares previously issued as part of the purchase consideration.

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

During the three months ended September 30, 2025, the Company issued 186,110 shares of common stock to certain individual non-U.S. investors at $0.30 per share, with total proceeds of $55,833 received in cash. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

During the month of October 2025, the Company sold 163,399 shares of common stock to three non-U.S. investors at $0.30 per share, with total proceeds of $49,020 received in cash. The Company relied upon Regulation S of the Securities Act of 1933, as amended, for the sale of these securities. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

WENYUAN GROUP CORP.

Date: November 14, 2025	/s/ Xizhen Ye
Xizhen Ye, Chief (Principle) Executive Officer

Date: November 14, 2025	/s/ Xizhen Ye
Xizhen Ye, Chief (Principle) Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief (Principle) Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief (Principle) Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief (Principle) Executive Officer and President and Chief (Principle) Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

