Form 10-K
period 2025-12-31
Wenyuan Group Corp.
filed 2026-05-08
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

+86 0571 – 85128985

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2025 the last business day of the Company’s most recently completed second fiscal quarter was $1,933,487 based on the closing price of $0.10 per share, as reported on the over-the-counter bulletin board.

As of May 7, 2026, there were 82,610,375 shares of Common Stock, $0.0001 par value, outstanding.

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

The following diagram illustrates our corporate structure as of May 5, 2026.

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

1.

In December 2022, the Company’ subsidiary, HWAC, worked with a third-party platform developer, formally launched our online store, Huanyumeiyuan Mall (the “HYMY”), through Tencent’s Wechat platform. From the first quarter of year 2024, the Company began to sell cultural and health products through HWAC. During the years ended December 31, 2025 and 2024, we have total sales of USD $24,627 and $60,285, respectively.

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

Sales and Marketing

During the year 2025, our main revenues are mainly derived from cultural and health products sales through HWAC. Our President, Mr. Ye is an excellent industry professional in the cultural and health product sales and project management and development field for more than 20 years. We believe he has the wealth of experience and contacts to help the Company to expand our business.

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

Intellectual Property

We own no intellectual property as of December 31, 2025.

Employees

As of May 5, 2026, we have five employees in China. Meanwhile, we have also engaged accounting, legal, consultant and other part-time and occasional services.

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

Our Certificate of Incorporation authorizes the issuance of 550,000,000 shares of common stock, of which 82,610,375 shares are issued and outstanding, as of the date of this Annual Report. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 3. Legal Proceedings.

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party in Hangzhou City, Zhejiang Province, China. Upon closing of the office suite purchase agreement as described in Note 5, the Company agreed to act as a guarantor for the liability owing by the third party in the amount of $271,673 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the third party. During the year ended December 31, 2025, the office suite was forced for legal auction. The Company no longer has control over the office suite.

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

On May 5, 2025, the closing price of our common stock reported on the OTC Markets was $0.30 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low closing prices of our common stock, as reported on the OTC Markets

Year 2023	Low	High
January 1, 2023 to March 31, 2023	$0.27	$0.65
April 1, 2023 to June 30, 2023	$0.16	$0.30
July 1, 2023 to September 30, 2023	$0.08	$0.16
October 1, 2023 to December 31, 2023	$0.08	$0.11

Year 2024	Low	High
January 1, 2024 to March 31, 2024	$0.11	$0.26
April 1, 2024 to June 30, 2024	$0.26	$0.26
July 1, 2024 to September 30, 2024	$0.12	$0.26
October 1, 2024 to December 31, 2024	$0.10	$0.30

Year 2025	Low	High
January 1, 2025 to March 31, 2025	$0.10	$0.10
April 1, 2025 to June 30, 2025	$0.10	$0.10
July 1, 2025 to September 30, 2025	$0.10	$0.10
October 1, 2025 to December 31, 2025	$0.06	$0.10

Year 2026	Low	High
January 1, 2026 to March 31, 2026	$0.09	$4.98
April 1, 2026 to April 30, 2026	$0.30	$1.30

Holders

There are approximately 315 holders of the Company’s Common Stock as of May 5, 2026. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Securities Authorized under Equity Compensation Plans

A total of 10,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2022 Equity Incentive Plan. As of May 5, 2026, 9,948,980 shares of common stock have been issued from our 2022 Equity Incentive Plan.

A total of 5,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2023 Equity Incentive Plan. As of May 5, 2026, no shares of common stock have been issued from our 2023 Equity Incentive Plan.

Securities Currently Outstanding

●	Our Certificate of Incorporation authorizes the issuance of 550,000,000 shares of common stock, of which 82,610,375 shares were issued and outstanding, as of May 7, 2026.

●	Our Certificate of Incorporation authorizes us to issue up to 50,000,000 shares of preferred stock with no share issued and outstanding as of May 7, 2026.

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

Transfer Agent

Our transfer agent is West Coast Stock Transfer Inc., 721 N. Vulcan Ave. Ste 106, Encinitas, CA 92024. Their telephone number is (619) 664-4780.

Recent Sales of Unregistered Securities

Issuance of Common Stock

During the three months ended June 30, 2025, the Company issued 160,922 shares of common stock to two individual non-U.S. investors at $0.30 per share, with total proceeds of $48,277 received in cash.

During the three months ended September 30, 2025, the Company issued 186,110 shares of common stock to certain individual non-U.S. investors at $0.30 per share, with total proceeds of $55,833 received in cash.

During the three months ended December 31, 2025, the Company issued 210,084 shares of common stock to certain individual non-U.S. investors at $0.30 per share, with total proceeds of $63,025 received in cash.

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

Results of Operations

Results of Operations for the Years Ended on December 31, 2025 and 2024

Discontinued Operations – Aquacultural product sales

On March 3, 2023, Hangzhou Wenyuan established a new subsidiary, Hangzhou Wenyuan Internet Technology Co., Ltd. (“HWIT”) (fka. Huzhou Wohong Fishery Co., Ltd. or “HWF”), to operate the aquacultural breeding, wholesale and retail of aquaculture products and etc. During the year ended December 31, 2024, due to the change of the economic situation and the sales of aquacultural products is not as expected, our management intended to change its operations. On March 27, 2024, the Company entered into an agreement with a counterparty to sell certain assets and liabilities of HWF. HWF has been identified as discontinued operations in the accompanying consolidated financial statements. Net income (loss) from discontinued operations for 2024 was $6,532.

Revenue

During the year ended December 31, 2025, the Company generated $24,627 in revenue from offline product sales from a related party, and these sales consisted of cultural and health products, as compared to $60,285 offline product sales in 2024. The cultural and health product became a new driving force for the Company’s revenue growth in 2024 and continued in 2025.

	For the year ended December 31,		Increase	Percentage
	2025	2024	(Decrease)	Change

Offline product sales – related party	$24,627	$17,075	7,552	44%
Offline product sales	-	43,210	(43,210)	(100)%
	$24,627	$60,285	$(35,658)	(59)%

Cost of offline sales was $38,789 for the year ended December 31, 2025, compared to $39,140 in 2024. Gross margin for offline sales turned negative in 2025, primarily due to strategic sales of slow-moving and aged inventory to related parties. These transactions were executed at prices below historical cost to facilitate inventory clearance and were not conducted on an arm’s-length basis, resulting in a contraction of gross profit compared to the positive margins realized in 2024.

Operating Expense

For the year ended December 31, 2025, our operating expense amounts to $640,735, as compared to $869,575 for the year ended December 31, 2024, a decrease of $228,840. The decrease was mainly due to the decreased professional fees and share-based compensation.

During the years ended December 31, 2025 and 2024, the Company incurred other general and administrative and professional expenses of $290,041 and $368,229, respectively. The professional expenses mainly included consulting expenses and financial advisor fees.

Net Loss

Including loss from discontinued operations, the net loss was $639,043 and $1,171,498 for the years ended December 31, 2025 and 2024, respectively. The decrease in net loss in the current year was mainly due to the decreased litigation loss, decreased expenses of selling, general and administrative and professional.

Liquidity and Capital Resources

The Company had total assets in the amount of $74,556 and $415,573 as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had cash of $144, comparing to $27,208 as of December 31, 2024. The Company had working capital deficit of $40,870 as of December 31, 2025, comparing to working capital deficit of $184,093 as of December 31, 2024.

During the year ended December 31, 2025, the Company had cash used in operating activities in the amount of $197,571 comparing to $453,516 in the prior year. The change in cash used in operating activities is mainly due to the decrease in operations. The cash provided by financing activities decreased to $169,948 in the current year comparing to the prior year of $510,570. The decrease is mainly due to the decreased issuance of common shares for cash.

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

Audited Consolidated Financial Statements for the Years Ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Wenyuan Group Corp.

Hangzhou, China

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wenyuan Group Corp. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operation and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2022.

PCAOB ID: 2485

Rowland Heights, California

May 8, 2026

WENYUAN GROUP CORP.

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$144	$27,208
Accounts receivable, net of allowances from related parties	28,597	—
Inventories	6,246	44,818
Prepaid expenses and other current assets	10,767	51,807
Total current assets	45,754	123,833

Property and equipment, net	15,194	262,352
Intangible assets, net	1,609	2,226
Intangible assets under construction	10,867	26,030
Goodwill	1,132	1,132
TOTAL ASSETS	$74,556	$415,573

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$78,088	$302,283
Shareholder loan	8,465	5,575
Advances from customers	71	68
Total current liabilities	86,624	307,926

TOTAL LIABILITIES	86,624	307,926

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 82,610,375 and 80,884,279 shares issued and outstanding as of December 31, 2025 and 2024, respectively	8,262	8,089
Additional paid-in capital	21,842,920	21,325,264
Accumulated deficit	(21,864,834)	(21,225,791)
Accumulated other comprehensive income (loss)	1,584	85
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,068)	107,647
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$74,556	$415,573

The accompanying notes are an integral part of these consolidated financial statements.

WENYUAN GROUP CORP.

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2025	2024

Revenues
Offline product sales – related party	$24,627	$17,075
Offline product sales	—	43,210
Total revenues	24,627	60,285

Cost of revenues
Online product sales	38,789	39,140
Total cost of revenues	38,789	39,140
Gross profit (loss)	(14,162)	21,145

Operating expenses:
Professional expenses	80,500	83,910
Share-based compensation	350,694	501,346
Selling, general and administrative expenses	209,541	284,319
Total operating expenses	640,735	869,575

Loss from operations	(654,897)	(848,430)

Other income (expenses):
Impairment loss	(16,615)	—
Gain on debt extinguishment	35,426
Other loss	—	(68,654)
Litigation loss	—	(264,071)
Other income (loss), net	(2,957)	4,095
Total other income (expenses), net	15,854	(328,630)

Net loss from continuing operations before income tax	(639,043)	(1,177,060)
Income tax expense	—	970
Net loss from continuing operations	(639,043)	(1,178,030)

Gain (loss) from discontinued operations (including disposal gain of $3,404 for the year ended December 31, 2024)	—	6,532
Net loss before income tax	$(639,043)	$(1,171,498)

Other comprehensive income
Foreign currency translation gain	1,499	411
Comprehensive loss	$(637,544)	$(1,171,087)

Weighted average shares outstanding:
Basic and diluted	81,091,693	80,115,484

Loss per share:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.00	0.00
Basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

WENYUAN GROUP CORP.

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(639,043)	$(1,171,498)
Adjustment to reconcile net loss used in operating activities:
Gain from discontinued operations	—	(6,532)
Depreciation and amortization	17,382	14,528
Other loss	—	68,654
Share-based compensation	350,694	501,346
Bad debt expense	4,941	—
Impairment loss	16,615	—
Gain on debt extinguishment	(35,426)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36,988	(4,911)
Accounts receivable	(27,828)	—
Inventories	39,440	(5,640)
Accounts payable and accrued liabilities	38,666	183,190
Advances from customers	—	(32,653)
Net cash used in operating activities from continuing operations	(197,571)	(453,516)
Net cash used in operating activities	(197,571)	(453,516)

Cash flows from investing activities:
Purchase of property and equipment	—	(28,849)
Acquisition of intangible assets	—	(21,126)
Net cash used in investing activities	—	(49,975)

Cash flows from financing activities:
Proceeds from third parties	—	30,495
Proceeds from a shareholder	76,408	21,319
Repayment to shareholder	(73,595)	(211,646)
Proceeds from issuance of common stock	167,135	670,402
Net cash provided by financing activities	169,948	510,570

Effect of exchange rate changes in cash and cash equivalents	559	1,680
Net increase (decrease) in cash and cash equivalents	(27,064)	8,759
Cash and cash equivalents, beginning balance	27,208	18,449
Cash and cash equivalents, ending balance	$144	$27,208

Supplement Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Acquisition of intangible assets settled by accrued liabilities	$—	$5,281
Common stock issued for debt settlement	$—	$114,767
Litigation settlement via foreclosure of property	$271,673	$—
Property write-off for litigation due to foreclosure of property	$235,268	$—

The accompanying notes are an integral part of these financial statements

WENYUAN GROUP CORP.

(FORMERLY KNOWN AS LONGWEN GROUP CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Equity (Deficit)
Balance December 31, 2023	—	$—	78,775,094	$7,878	$19,970,306	$(20,054,293)	$(326)	$(76,435)

Share-based compensation	—	—	1,550,000	155	569,845	—	—	570,000

Common shares issued for cash	—	—	1,428,161	143	670,259	—	—	670,402

Share cancellation	—	—	(1,200,000)	(120)	120	—	—	—

Shares issued for debt settlement	—	—	331,024	33	114,734	—	—	114,767

Net loss	—	—	—	—	—	(1,171,498)	—	(1,171,498)

Foreign currency translation gain	—	—	—	—	—	—	411	411

Balance December 31, 2024	—	$—	80,884,279	$8,089	$21,325,264	$(21,225,791)	$85	$107,647

Share-based compensation	—	—	1,168,980	117	350,577	—	—	350,694

Common shares issued for cash	—	—	557,116	56	167,079	—	—	167,135

Net loss	—	—	—	—	—	(639,043)	—	(639,043)

Foreign currency translation gain	—	—	—	—	—	—	1,499	1,499

Balance December 31, 2025	—	$—	82,610,375	$8,262	$21,842,920	$(21,864,834)	$1,584	$(12,068)

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

Impairment of Long-Lived Assets

The Company evaluates property and equipment and finite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the long–lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third–party independent appraisals, as considered necessary. The Company determined that the values of its long-lived assets as of 2024, was supportable and recoverable. During the year ended December 31, 2025, the Company wrote off property of $235,268 for litigation reason, and another $6,040 for impairment. Furthermore, the Company recognized an impairment loss of $10,575 associated with the intangible assets under construction.

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

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Exchange rate at December 31,
	2025		2024
Chinese Yuan (RMB)	RMB	6.9937	RMB	7.2993
United States Dollar ($)		1.000		$1.000

	Average exchange rate
	2025		2024
For the year ended December 31,
Chinese Yuan (RMB)	RMB	7.1870	RMB	7.1950
United States Dollar ($)		1.000		$1.000

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

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. As of December 31, 2025 and 2024, the Company’s diluted net loss per share was the same as the basic net loss per share, as there were no common stock equivalents outstanding that would have a dilutive effect..

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

Commitments and contingencies In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. Liabilities for the contingencies are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses these contingent liabilities, which inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in legal proceedings, the Company, in consultation with its legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of the reasonably possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (continued)

As of December 31, 2025 and 2024, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying amounts of the Company’s cash, accounts receivable, prepaid expenses and other current assets, shareholder loan, accounts payable and accrued liabilities, and deferred revenue approximate fair value because of the short maturity of these items.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Segment Reporting

The Company adopted ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on January 1, 2024 retrospectively, which focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. During the years ended December 31, 2025 and 2024, the Company had one single segment based on management structure located in Hangzhou, PRC. Because substantially all of the Company’s long-lived assets and revenues are located in and derived from the PRC, the Company does not distinguish between markets for the purpose of internal reporting, and therefore, geographical segments are not presented. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Since the Company operates in one segment, segment revenue, profit or loss required by “Segment Reporting” is disclosed in the consolidated statements of operations and other comprehensive income (loss). The Company determines that selling, general and administrative expenses (“SG&A”) are the significant segment expenses. SG&A expenses for the years ended December 31, 2025 and 2024 were $209,541 and $284,319, respectively. Other segment items, representing the aggregated residual amount reconciling from segment revenue, significant segment expense and segment profit or loss, mainly professional fees and personnel compensation expenses.

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

Accounting Standards Issued Recently Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07”). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 202307 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. The Company adopted this amended guidance and has evaluated the impact on the footnotes to our consolidated financial statements is not material.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The Company adopted this amended guidance and has evaluated the impact on the footnotes to our consolidated financial statements is not material.

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

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 31, 2025, the Company incurred a net loss of $639,043. As of December 31, 2025, the Company had an accumulated deficit of $21,864,834 and a net capital deficiency of $12,068.. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – OTHER CURRENT ASSETS

As of December 31, 2025 and 2024, prepaid expenses and other current assets comprised as follows:

	December 31, 2025	December 31, 2024

Prepaid OTC fee	$1,335	$17,320
Prepaid rent and parking lot	4,767	12,434
Prepayments to suppliers and other	4,665	22,053
Total	$10,767	$51,807

NOTE 5 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2025 and 2024, property and equipment consisted of the following:

	December 31, 2025	December 31, 2024

Equipment	$36,995	$35,446
Property	267,576	256,373
Less: accumulated depreciation	(47,902)	(29,467)
Less: write-off for litigation	(235,268)	—
Less: impairment	(6,207)	—
Total property and equipment, net	$15,194	$262,352

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $6,697 between the addition of $263,070 and the cost as of December 31, 2024 is due to the fluctuation of the foreign exchange rate. The difference of $4,506 between the addition of $263,070 and the cost as of December 31, 2025 is due to the fluctuation of the foreign exchange rate. The office space is intended for internal use. Upon closing of the agreement, the Company agreed to act as the guarantor for the liability owed by the third party in the amount of $271,673 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the third party. The litigation has not concluded. During the year ended December 31, 2024, the Company recognized a litigation loss of $264,071. During the year ended December 31, 2025, the office suite was forced for legal action due to the litigation case ongoing, as such the Company loss control over the property.

Depreciation expenses were $18,435 and $12,523 for the years ended December 31, 2025 and 2024, respectively, which were included in selling, general and administrative expenses on the consolidated statements of operations and other comprehensive income. The difference with the change in accumulated depreciation was due to fluctuation in the exchange rate. During the year ended December 31, 2025, the Company impaired property of $6,207, resulting impairment loss of $6,040. The difference is due to the translation.

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS, NET

During the year ended December 31, 2022, HWAC paid a developing fee of $3,517 in cash to a third party in designing and developing an application which can be embedded in certain large online platforms. The Company intends to use the application for online product sales, with an estimated useful life of 5 years. As of December 31, 2025 and 2024, the application was ready for use and the carrying value of the intangible assets totaled $1,609 and $2,226, respectively.

During the year ended December 31, 2024, HWAC entered into a contract with a third party to develop an online application and platform for its sale of products, for a total contract amount of RMB 380,000 (approximately $52,060). As of December 31, 2024, the progress of completion is estimated at 50%, and the Company has paid RMB 152,000 (approximately $21,126), with RMB 38,000 (approximately $5,281) in accrued liabilities. During the year ended December 31, 2025, it was determined that there was an impairment of the development in the amount and the accrued liabilities were no longer applicable, resulting in a total impairment loss of $10,575. As of December 31, 2025, the intangible assets under construction were $10,867. The difference in movement of the intangible assets is due to fluctuation in foreign exchange.

NOTE 7 – LOANS FROM THIRD PARTIES

During the three months ended March 31, 2023, the Company borrowed $87,705 (RMB 600,000) from a third-party individual. The loans are unsecured, bearing an interest rate of 0.5% per annum, and due in one year. On February 18, 2024, the Company entered into a debt settlement agreement with the third party. Pursuant to the agreement, the Company issued 279,490 common stocks with total fair value of $83,847 to settlement the total loan principal and interest payable of $83,847 (RMB 603,000), which resulted in no gain or loss. The change in value as of transaction date was due to the fluctuation in foreign exchange rates. The interest expenses were not material for the year ended December 31, 2024.

During the three months ended June 30, 2024, the Company borrowed $30,495 (RMB 220,000) from three third-party individuals. The loans are unsecured, bearing an interest rate of 0.5% per annum, and due in one year. On October 23, 2024, the Company converted the above loans, including accrued interest with the three third-party individuals, to exchange issuance of 51,534 shares of the common stock of the Company, at $0.60 per share. There were no additional transactions related to these borrowings during the year ended December 31, 2025, and no outstanding balance remained as of December 31, 2025 and 2024.

NOTE 8 – INCOME TAX

As of December 31, 2025 and 2024, the Company has incurred an accumulated net loss of approximately $22.0 million and $21.0 million which resulted in a net operating loss (“NOL”) for income tax purposes. NOLs can carry forward indefinitely up to offset 80 percent of taxable income after CARES Act effect on December 31, 2017. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAX (CONTINUED)

Significant components of the deferred tax assets and liabilities for income taxes as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carry-forward	$1,228,116	$1,093,917
Total	$1,228,116	$1,093,917
Valuation allowance	(1,228,116)	(1,093,917)
Net deferred tax assets - noncurrent	$—	$—

Reconciliation of income tax provision and the accounting profit multiplied by U.S. federal income tax rate for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
Loss at 21% statutory tax rate	$(134,199)	$(247,386)
Permanent differences	—	—
Increase (decrease) in income taxes resulting from:	—	—
Net operating loss carry forward	—	—
Change in valuation allowance	$134,199	$247,356
	—	970

NOTE 9 – STOCKHOLDERS’ EQUITY

As of December 31, 2025 and 2024, the Company had 82,610,375 and 80,884,279 shares of common stock issued and outstanding, respectively.

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

During the three months ended June 30, 2025, the Company issued 160,922 shares of common stock to two individual non-U.S. investors at $0.30 per share, with total proceeds of $48,277 received in cash.

During the three months ended September 30, 2025, the Company issued 186,110 shares of common stock to certain individual non-U.S. investors at $0.30 per share, with total proceeds of $55,833 received in cash.

During the three months ended December 31, 2025, the Company issued 210,084 shares of common stock to certain individual non-U.S. investors at $0.30 per share, with total proceeds of $63,025 received in cash.

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

During the year ended December 31, 2025, the Company issued 1,168,980 to certain employees and consultant with fair value of $0.30 per share.

As of December 31, 2025 and 2024, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 51,020 and 1,220,000, respectively.

2023 Equity Incentive Plan

As of December 31, 2024 and 2023, no shares have been issued under the Company’s 2023 Equity Incentive Plan, and the Company’s common shares issuable under the 2023 Equity Incentive Plan totaled 5,000,000 and 5,000,000, respectively.

The following table represents the restricted stock award activities during the year ended December 31, 2025.

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and vested as of December 31, 2023	8,430,000	0.10
Granted and vested	1,550,000	0.37
Forfeited and cancelled	(1,200,000)	0.10
Issued and vested as of December 31, 2024	8,780,000	$0.15
Granted and vested	1,168,980	0.30
Issued and vested as of December 31, 2025	9,948,980	$0.17

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

From time to time, the Company borrows from the President of the Company and his wife for its normal business operations. As of December 31, 2023, the balance of the loan due to our President was $71,165. During the year ended December 31, 2024, the Company repaid $64,770 (RMB 465,544) to the President. As of December 31, 2024, the balance of the loan due to our President was $5,575, with difference due to the fluctuation in foreign exchange. During the year ended December 31, 2025, the President paid $663 in expenses on behalf of the Company, and the Company repaid the $663 back to the President. As of December 31, 2025, the balance of the loan due to our President was $5,575.

During the year ended December 31, 2024, the Company received advances of $21,319 and made repayments of $146,942 to the wife of President of the Company. During the year ended December 31, 2025, the Company received advances of $75,743 and made repayments of $72,930 to the wife of President. As of December 31, 2025 and 2024, the amount owed to this related party by the Company totaled $2,890 and $nil, respectively. The amount due to this related party is unsecured, non-interest-bearing and due on demand.

During the year ended December 31, 2024, the Company recognized compensation expenses of $12,508, $11,119 and $21,682 to the President, his wife and daughter, respectively. During the year ended December 31, 2025, the Company recognized compensation expenses of $26,715, $17,809 and $23,152 to the President, his wife and daughter, respectively. As of December 31, 2025 and 2024, the compensation payable to these related parties totaled $40,432 and $14,193, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

During the year ended December 31, 2023, HWAC purchased inventory in the total amount of $40,373 from Hangzhou Wenyuan Yiyun Media Co., Ltd. (FKA: Hangzhou Longwen Culture Media Ltd.) (“HZWY”), an entity under the control by the daughter of the President of the Company. As of December 31, 2025 and 2024, the amount payable to HZWY totaled $2,618 and $6,850, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

For the year ended December 31, 2025, the Company recognized offline product sales to Fang Zhang, a shareholder of the Company, totaling $24,627. As of December 31, 2025, accounts receivable from related parties were $28,597, all of which were subsequently collected in full during the first quarter of 2026.

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

Total assets and liabilities from discontinued operations as of March 31, 2024 are as below:

March 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$—
Other receivable	—
Assets held for sales – accounts receivable and other	471,802
Total current assets	$471,802
TOTAL ASSETS FROM DISCONTINUED OPERATIONS	$471,802

LIABILITIES
Current liabilities:
Liabilities held for sale - accounts payable and accrued liabilities	$475,206
Other accrued liabilities	—
Total current liabilities	475,206
TOTAL LIABILITIES FROM DISCONTINUED OPERATIONS	$475,206

WENYUAN GROUP CORP. AND SUBSIDIARY

(FORMERLY KNOWN AS LONGWEN GROUP CORP. AND SUBSIDIARY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DISCONTINUED OPERATIONS (CONTINUED)

For the year ended December 31, 2024 results of operations from HWF are as below:

2024

Revenues
Aquaculture product sales	$—
Total revenues	—
—
Cost of revenues	—
Cost of Aquaculture product	—
Total cost of revenues	—
Gross profit	—

Operating expenses:
Selling, general and administrative expenses	—
Total operating expenses	—
—
Income from operations of discontinued operations	—

Other expenses:
Other expenses, net	13
Total other expenses, net	13

Net loss before income tax from discontinued operations	(13)
Income tax recovery (expense)	3,141
Net gain (loss) from discontinued operations, net of taxes before loss from sale of discontinued operations	3,128
Gain from sale of discontinued operations, net of taxes	3,404
Gain (Loss) from discontinued operations	$6,532

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

During the year ended December 31, 2025, the Company generated 100% revenues from one related party. During the year ended December 31, 2024, the Company generated 25% and 11% of revenues from the top 2 customers, respectively. The Company’s cost of revenues was not material during the year ended December 31, 2025.The Company’s cost of revenues consisted of 95% and 94% purchases from one top vendor for the year ended December 31, 2024.

NOTE 13 – CONTINGENCY

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. Upon closing of the office suite purchase agreement as described above, Hangzhou Wenyuan agreed to act as a guarantor for the liability owing by the third party to a creditor in the amount of $264,071 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the third party. On October 22, 2024, The Shangcheng District People’s Court of Hangzhou City, Zhejiang Province, ruled that Hangzhou Wenyuan is required to pay the creditor a total amount of approximately $264,071 (RMB 1,900,000). At the same time, the third party is jointly liable for repayment. After the company’s management team evaluated the situation and considering the current progress of the lawsuit, the Company has recognized a litigation loss of $264,071. During the year ended December 31, 2025, the Company loss control over the office suite due to the enforced legal auction for this litigation liability, resulting in other income in the amount of $35,426.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2025 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of evidence for proper approval and review of disbursements. Management does not believe that any of these significant deficiencies materially affected the results and accuracy of its consolidated financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2025. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table presents information with respect to our officers, directors and significant employees as of May 5, 2025:

Name	Age	Position(s)
Xizhen Ye	64	Director

Lili Ye	37	Director

Tianhui Luan	37	Director

Xianrong Liu	61	Director

Songhua Wang	71	Director

Chunrong Yao	84	Director

Yinong Zhao	67	Director

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

Meetings of the Board

During our fiscal year ended December 31, 2025, the Board met from time to time informally and acted by written consent on numerous occasions.

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

Item 11. Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2025, 2024 and 2023. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xizhen Ye	2025	26,715	-	-	-	-	-	-	26,715
Chief Executive Officer/	2024	12,508	-	-	-	-	-	-	12,508
Chief Financial Officer/Director	2023	30,976	-	-	-	-	-	-	30,976

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

Director Compensation

The following table provides information regarding the total compensation that was earned by or paid to each person who served as our directors during the year ended December 31, 2025. Ms. Xizhen Ye is not included in the table below as his compensation information are provided in the “Summary Compensation Table” above.

Name	Fees earned or paid in cash($)	Stock awards($)	Option awards($)	Non-equity incentive plan compensation($)	Nonqualified deferred compensation earnings($)	All other compensation($)	Total($)
Lili Ye	$23,152	-	-	-	-	-	$23,152
Tianhui Luan	-	-	-	-	-	-	-
Xianrong Liu	-	-	-	-	-	-	-
Songhua Wang	-	-	-	-	-	-	-
Chunrong Yao	-	-	-	-	-	-	-
Yinong Zhao	-	-	-	-	-	-	-

Stock Equity Plan

A total of 10,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2022 Equity Incentive Plan. As of May 5, 2026, 9,948,980 shares of common stock have been issued from our 2022 Equity Incentive Plan.

A total of 5,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2023 Equity Incentive Plan. As of May 5, 2026, no shares of common stock have been issued from our 2023 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as April 11, 2026 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares. The percentage of ownership set forth below is based upon 82,610,375 shares of common stock issued and outstanding as of April 30, 2026. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)

Xizhen Ye President, Chief Executive Officer, Chief Financial Officer, Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,
Hangzhou City, Zhejiang Province, China	54,715,755	(2)(3)(4)	66.2%

Lili Ye(5) Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,
Hangzhou City, Zhejiang Province, China	6,729,500	(6)	8.25%

Tianhui Luan Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,
Hangzhou City, Zhejiang Province, China	-0-		*

Xianrong Liu Independent Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,
Hangzhou City, Zhejiang Province, China	1,830,251	(7)	2.22%

Songhua Wang Independent Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist., Hangzhou City, Zhejiang Province, China	-0-		*

Chunrong Yao Independent Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,	-0-		*
Hangzhou City, Zhejiang Province, China

Yinong Zhao Independent Director
Rm 219, No. 25, Caihe Rd., Shangcheng Dist.,	-0-		*
Hangzhou City, Zhejiang Province, China

Yonggang Wang(8)
Beijing, China	6,729,500	(9)	8.25%
Officers and Directors as a Group (7 Persons)	63,275,506		76.67%

*	less than 1%
(1)	Based upon 82,610,375 shares outstanding as of April 30, 2026.
(2)	Includes 52,573,448 shares owned by Mr. Xizhen Ye.
(3)	Includes Mr. Ye’s beneficial ownership of 63.46% of Longwen Cayman, which owns 66,667 shares of the Company’s common stock.
(4)	Includes 2,100,000 shares owned by Mr. Ye’s wife
(5)	Mrs. Lili Ye is the daughter of Mr. Xizhen Ye, the CEO of the Company.
(6)	Includes 4,729,500 shares owned by Mrs. Lili Ye’s husband,
(7)	Includes 1,830,251 shares owned by Mr. Liu’s wife.
(8)	Mr. Wang is the son-in-law of Mr. Xizhen Ye, and the husband of Mrs. Lili Ye.
(9)	Includes 2,000,000 shares owned by Mr. Wang’s wife, Mrs. Lili Ye.

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

Related Party Transactions

From time to time, the Company borrows from the President of the Company and his wife for its normal business operations. As of December 31, 2023, the balance of the loan due to our President was $71,165. During the year ended December 31, 2024, the Company repaid $64,770 (RMB 465,544) to the President. As of December 31, 2024, the balance of the loan due to our President was $5,575, with difference due to the fluctuation in foreign exchange. During the year ended December 31, 2025, the President paid $663 in expenses on behalf of the Company, and the Company repaid the $663 back to the President. As of December 31, 2025, the balance of the loan due to our President was $5,575.

During the year ended December 31, 2024, the Company received advances of $21,319 and made repayments of $146,942 to the wife of President of the Company. During the year ended December 31, 2025, the Company received advances of $75,743 and made repayments of $72,930 to the wife of President. As of December 31, 2025 and 2024, the amount owed to this related party by the Company totaled $2,890 and $nil, respectively. The amount due to this related party is unsecured, non-interest-bearing and due on demand.

During the year ended December 31, 2024, the Company recognized compensation expenses of $12,508, $11,119 and $21,682 to the President, his wife and daughter, respectively. During the year ended December 31, 2025, the Company recognized compensation expenses of $26,715, $17,809 and $23,152 to the President, his wife and daughter, respectively. As of December 31, 2025 and 2024, the compensation payable to these related parties totaled $40,432 and $14,193, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

During the year ended December 31, 2023, HWAC purchased inventory in the total amount of $40,373 from Hangzhou Wenyuan Yiyun Media Co., Ltd. (FKA: Hangzhou Longwen Culture Media Ltd.) (“HZWY”), an entity under the control by the daughter of the President of the Company. As of December 31, 2025 and 2024, the amount payable to HZWY totaled $2,618 and $6,850, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

For the year ended December 31, 2025, the Company recognized offline product sales to Fang Zhang, a shareholder of the Company, totaling $24,627. As of December 31, 2025, accounts receivable from related parties were $28,597, all of which were subsequently collected in full during the first quarter of 2026.

Item 14. Principal Accounting Fees and Services

During 2025 and 2024, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the consolidated financial statements of the Company for the period ended December 31, 2025, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2025.

	Year ended December 31,
	2025	2024
Audit Fees	$20,500	$23,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$3,500	$3,500

All Other Fees	$-0-	$-0-

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of May, 2026.

WENYUAN GROUP CORP. (FORMERLY KNOWN AS LONGWEN GROUP CORP.)

By:	/s/ Xizhen Ye
Xizhen Ye, Chief Executive Officer

Name	Position	Date

/s/ Xizhen Ye	Chief Executive Officer, President, Chief Financial Officer, Chairperson of the Board of Directors	May 8, 2026
Xizhen Ye	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Lili Ye	Director	May 8, 2026
Lili Ye

/s/ Tianhui Luan	Director	May 8, 2026
Tianhui Luan

/s/ Xianrong Liu	Director	May 8, 2026
Xianrong Liu

/s/ Songhua Wang	Director	May 8, 2026
Songhua Wang

/s/ Chunrong Yao	Director	May 8, 2026
Chunrong Yao

/s/ Yinong Zhao	Director	May 8, 2026
Yinong Zhao

