Form 10-Q
period 2026-03-31
Wenyuan Group Corp.
filed 2026-05-20
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 19, 2026, the registrant had 82,610,375 shares of common stock outstanding.

WENYUAN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED March 31, 2026

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors”, beginning on page 4 of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities & Exchange Commission (“SEC”) on May 8, 2026. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WENYUAN GROUP CORP.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$151	$144
Accounts receivable, net of allowances from related parties	—	28,597
Inventories	6,332	6,246
Prepaid expenses and other current assets	20,802	10,767
Total current assets	27,285	45,754

Property and equipment, net	13,687	15,194
Intangible assets, net	1,449	1,609
Intangible assets under construction	12,384	10,867
Goodwill	1,132	1,132
TOTAL ASSETS	$55,937	$74,556

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$120,954	$78,088
Shareholder loan	10,977	8,465
Advances from customers	72	71
Total current liabilities	132,003	86,624

TOTAL LIABILITIES	132,003	86,624

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 82,610,375 and 82,610,375 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8,262	8,262
Additional paid-in capital	21,842,920	21,842,920
Accumulated deficit	(21,928,508)	(21,864,834)
Accumulated other comprehensive income (loss)	1,260	1,584
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(76,066)	(12,068)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$55,937	$74,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended March 31,
	2026	2025

Revenues
Offline product sales – related party	$—	$—
Offline product sales	—	—
Total revenues	—	—

Cost of revenues
Offline product sales	—	—
Total cost of revenues	—	—
Gross profit	—	—

Operating expenses:
Professional expenses	18,000	18,000
Selling, general and administrative expenses	45,416	65,988
Total operating expenses	63,416	83,988

Loss from operations	(63,416)	(83,988)

Other income (expenses):
Other income (expenses), net	(258)	(1,972)
Total other income (expenses), net	(258)	(1,972)

Net loss	$(63,674)	$(85,960)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(324)	462
Comprehensive loss	$(63,998)	$(85,498)

Weighted average shares outstanding:
Basic and diluted	82,610,375	80,884,279

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(63,674)	$(85,960)
Adjustment to reconcile net loss used in operating activities:
Depreciation and amortization	1,890	4,596
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,851)	25,754
Inventories	—	424
Accounts receivable from related parties	28,883	—
Accounts payable and accrued liabilities	40,809	14,844
Net cash used in operating activities	(1,943)	(40,342)

Cash flows from investing activities:
Acquisition of intangible assets	(641)	—
Net cash used in investing activities	(641)	—

Cash flows from financing activities:
Proceeds from a shareholder	7,168	22,413
Repayment to a shareholder	(4,595)	(9,080)
Net cash provided by financing activities	2,573	13,333

Effect of exchange rate changes in cash and cash equivalents	18	113
Net increase (decrease) in cash and cash equivalents	7	(26,896)

Cash and cash equivalents, beginning balance	144	27,208
Cash and cash equivalents, ending balance	$151	$312

Supplement Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—
Accrued capital expenditures	722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity Deficit

Balance December 31, 2025	—	$—	82,610,375	$8,262	$21,842,920	$(21,864,834)	1,584	$(12,068)

Other comprehensive income	—	—	—	—	—	—	(324)	(324)
Net loss	—	—	—	—	—	(63,674)	—	(63,674)
Balance March 31, 2026	—	$—	82,610,375	$8,262	$21,842,920	$(21,928,508)	$1,260	$(76,066)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance December 31, 2024	—	$—	80,884,279	$8,089	$21,325,264	$(21,225,791)	85	$107,647

Other comprehensive income	—	—	—	—	—	—	462	462
Net loss	—	—	—	—	—	(85,960)	—	(85,960)
Balance March 31, 2025	—	$—	80,884,279	$8,089	$21,325,264	$(21,311,751)	$547	$22,149

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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

	Average Rate for the three months ended March 31,
	2026		2025
China yuan (RMB)	RMB	6.9244	RMB	7.2738
United States dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	March 31, 2026			December 31, 2025
China yuan (RMB)	RMB	6.8990	RMB	6.9937
United States dollar ($)		$1.0000		$1.0000

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

As of March 31, 2026 and December 31, 2025, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying value of the Company’s cash, shareholder loans and accounts payable and accrued liabilities approximates the fair value due to the short-term maturity.

Segment Reporting

The Company adopted ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on January 1, 2024 retrospectively, which focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. During the three months ended March 31, 2026 and 2025, the Company had one single segment based on management structure located in Hangzhou, PRC. Because substantially all of the Company’s long-lived assets and revenues are located in and derived from the PRC, the Company does not distinguish between markets for the purpose of internal reporting, and therefore, geographical segments are not presented. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Since the Company operates in one segment, segment revenue, profit or loss required by “Segment Reporting” is disclosed in the consolidated statements of operations and other comprehensive income. The Company determines that selling, general and administrative expenses (“SG&A”) are the significant segment expenses. SG&A expenses for the three months ended March 31, 2026 and 2025 were $45,416 and $65,988, respectively. Other segment items, representing the aggregated residual amount reconciling from segment revenue, significant segment expense and segment profit or loss, mainly professional fees and personnel compensation expenses.

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2026, the Company incurred a net loss of $63,674. The Company had an accumulated deficit of $21,928,508 as of March 31, 2026. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2026 and December 31, 2025, property and equipment consisted of the following:

	March 31, 2026	December 31, 2025

Equipment	$37,502	$36,995
Property		267,576
Less: accumulated depreciation	(17,523)	(47,902)
Less: write-off for litigation		(235,268)
Less: impairment	(6,292)	(6,207)
Total property and equipment, net	$13,687	$15,194

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party. Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. The cost of the office suite was measured at the fair value of the issued common stocks on the closing date of $265,178 less value-added tax of $2,108. The difference of $6,697 between the addition of $263,070 and the cost as of December 31, 2024 is due to the fluctuation of the foreign exchange rate. The difference of $4,506 between the addition of $263,070 and the cost as of December 31, 2025 is due to the fluctuation of the foreign exchange rate. The office space is intended for internal use. Upon closing of the agreement, the Company agreed to act as the guarantor for the liability owed by the third party in the amount of $271,673 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the third party and recognized a litigation loss of $264,071. During the year ended December 31, 2025, the office suite was forced for legal action due to the litigation case ongoing, as such the Company loss control over the property and therefore, wrote off the office suite.

Depreciation expenses were $1,890 and $4,596 for the three months ended March 31, 2026 and 2025, respectively. The difference with the change in accumulated depreciation was due to exchange difference.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Accounts payable and accrued liabilities

As of March 31, 2026 and December 31, 2025, accounts payable and accrued liabilities consisted of the following:

	March 31,2026	December 31,2025

Accounts payable	$3,524	$3,334
Payroll and welfare payables	70,076	52,968
Other payable and Accrued taxes payable	43,830	18,452
	$117,430	$74,754

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stocks

As of March 31, 2026 and December 31, 2025, the Company had 82,610,375 and 82,610,375 shares of common stock issued and outstanding, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 51,020 and 51,020, respectively.

2023 Equity Incentive Plan

As of March 31, 2026, no shares have been issued under the Company’s 2023 Equity Incentive Plan, and the Company’s common shares issuable under the 2023 Equity Incentive Plan totaled 5,000,000 and 5,000,000, respectively.

A summary of equity incentive activities is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and vested as of January 1, 2025	8,780,000	$0.15
Granted and vested	1,168,980	0.30
Issued and vested as of March 31, 2026 and December 31, 2025	9,948,980	$0.17

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

From time to time, the Company borrows from the President of the Company and his wife for its normal business operations. The borrowing bear is unsecured, non-interest-bearing and due on demand. As of March 31 2026 and December 31, 2025, the total loans payable to these related parties were $10,977 and $8,465, respectively. During the three months ended March 31, 2026 and 2025, the advances from these two related parties were $7,168 and $22,413, respectively. The total repayments to these two related parties were $5,865 and $9,080, respectively, for the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026 and 2025, the Company recognized employee compensation expenses of $13,171 and$12,538, respectively, to the related parties including the President, his wife and daughter. As of March 31, 2026 and December 31, 2025, the compensation payable to these related parties totaled $54,207 and $40,432, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

During the year ended December 31, 2025, the Company had offline product sales from related parties totaling $24,627. As of December 31, 2025, the accounts receivable from related parties was $28,597. As of March 31, 2026, the amount was paid in full.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONTINGENCY

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party (the “Seller”). Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. Upon closing of the office suite purchase agreement as described above, Hangzhou Wenyuan agreed to act as a guarantor for the liability owing by the Seller to a creditor in the amount of $264,071 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the Seller. On October 22, 2024, The Shangcheng District People’s Court of Hangzhou City, Zhejiang Province, China, ruled that Hangzhou Wenyuan is required to pay the creditor a total amount of approximately $264,071 (RMB 1,900,000). At the same time, the Seller is jointly liable for repayment. After the company’s management team evaluated the situation and considering the possible outcome of the lawsuit, the Company recognized a reserve for litigation loss of $264,071 since the management believe it’s probable. During the year ended December 31, 2025, the Company loss control over the office suite due to the enforced legal auction to settle this litigation liability. As of December 31, 2025, the amount was no longer owed.

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

Results of operation for the three months ended March 31, 2026 and 2025

Revenue

During the three months ended March 31, 2026, the Company did not generate any revenue due to the market demand decrease, as compared to $Nil revenue in the same period of 2025.

Operating Expense

For the three months ended March 31, 2026, our operating expense amounts to $63,416, as compared to $83,988 for the three months ended March 31, 2025, a decrease of $20,572. The decrease was mainly due to the decreased in selling, general and administrative expenses.

During the three months ended March 31, 2026 and 2025, the Company incurred selling, general and administrative expenses of $45,416 and $65,988, respectively. The SG&A cost decreased mainly to less activities during current quarter.

Net Loss

The net loss was $63,674 and $85,960 for the three months ended on March 31, 2026 and 2025, respectively. The decrease in net loss in the current quarter was mainly due to the decreased general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $21,928,508 and $21,864,834, respectively. As of March 31, 2026, we had cash of $151 and a working capital deficit of $104,718. As of December 31, 2025, we had cash of $144 and a working capital deficit of $40,870. The increase in the working capital deficit was primarily due to cash used in operating activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 28, 2022, the Company consummated an office suite purchase agreement with a third party (the “Seller”). Pursuant to the agreement, the Company issued 2,651,780 common stocks of the Company to purchase a 118-square-meter office suite located in Hangzhou City, Zhejiang Province, China. Upon closing of the office suite purchase agreement as described above, Hangzhou Wenyuan agreed to act as a guarantor for the liability owing by the Seller to a creditor in the amount of $264,071 (RMB 1,900,000) associated with the office suite. During the year ended December 31, 2024, the Company was sued by the creditor due to the default by the Seller. On October 22, 2024, The Shangcheng District People’s Court of Hangzhou City, Zhejiang Province, China, ruled that Hangzhou Wenyuan is required to pay the creditor a total amount of approximately $264,071 (RMB 1,900,000). At the same time, the Seller is jointly liable for repayment. After the company’s management team evaluated the situation and considering the possible outcome of the lawsuit, the Company recognized a reserve for litigation loss of $264,071 since the management believe it’s probable. During the year ended December 31, 2025, the Company loss control over the office suite due to the enforced legal auction to settle this litigation liability. As of December 31, 2025, the amount was no longer owed by the Company.

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

WENYUAN GROUP CORP.

Date: May 20, 2026	/s/ Xizhen Ye
Xizhen Ye, Chief (Principle) Executive Officer

Date: May 20, 2026	/s/ Xizhen Ye
Xizhen Ye, Chief (Principle) Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief (Principle) Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief (Principle) Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief (Principle) Executive Officer and President and Chief (Principle) Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

