Form 10-Q
period 2026-06-30
Wenyuan Group Corp.
filed 2026-10-13
CIK 723533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of October 12, 2026, the registrant had 82,610,375 shares of common stock outstanding.

WENYUAN GROUP CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2026

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WENYUAN GROUP CORP.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$841	$144
Accounts receivable, net of allowances from related parties	—	28,597
Inventories, net	6,438	6,246
Prepaid expenses and other current assets	19,960	10,767
Total current assets	27,239	45,754

Property and equipment, net	11,837	15,194
Intangible assets, net	1,290	1,609
Intangible assets under construction	12,591	10,867
Goodwill	1,132	1,132
TOTAL ASSETS	$54,089	$74,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$121,577	$78,088
Deposits Received	38,317	—
Shareholder loan payable	9,082	8,465
Advances from customers	14,811	71
Total current liabilities	183,787	86,624

TOTAL LIABILITIES	183,787	86,624

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value, 550,000,000 authorized, 82,610,375 and 82,610,375 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	8,262	8,262
Additional paid-in capital	21,842,920	21,842,920
Accumulated deficit	(21,980,924)	(21,864,834)
Accumulated other comprehensive income	44	1,584
TOTAL STOCKHOLDERS’ DEFICIT	(129,698)	(12,068)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,089	$74,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues
Offline product sales – related parties	$—	$—	$—	$—
Offline product sales	—	—	—	—
Total revenues	—	—	—	—

Cost of revenues
Offline product sales	—	—	—	—
Total cost of revenues	—	—	—	—
Gross profit	—	—	—	—

Operating Expenses
Professional expenses	16,970	10,003	34,970	28,003
Selling, general and administrative expenses	34,849	68,389	80,265	134,377

Total operating expenses	51,819	78,392	115,235	162,380

Loss from operations	(51,819)	(78,392)	(115,235)	(162,380)

Other expenses:
Other expenses, net	(597)	(427)	(855)	(2,399)
Total other expense, net	(597)	(427)	(855)	(2,399)

Net loss	$(52,416)	$(78,819)	$(116,090)	$(164,779)

Other comprehensive (loss) income
Foreign currency translation (loss) income	(1,216)	6,146	(1,540)	6,608

Total other comprehensive (loss) income	(1,216)	6,146	(1,540)	6,608

Comprehensive loss	$(53,632)	$(72,673)	$(117,630)	$(158,171)

Weighted average shares outstanding:
Basic and diluted	82,610,375	80,956,782	82,610,375	80,920,731

Loss per share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(116,090)	$(164,779)
Adjustment to reconcile net loss used in operating activities:
Gain from discontinued operations	—	—
Depreciation and amortization	3,787	8,823
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,760)	28,605
Inventories	—	426
Accounts receivable from related parties	29,138	—
Accounts payable and accrued liabilities	41,455	26,959
Deferred revenue	14,569	—
Net cash provided by (used in) operating activities	(35,901)	(99,966)

Cash flows from investing activities:
Acquisition of intangible assets	(641)	—
Net cash used in investing activities	(641)	—

Cash flows from financing activities:
Borrowings from shareholder loan payable	6,169	50,968
Repayment on shareholder loan payable	(6,818)	(31,205)
Deposits Received	37,880	—
Proceeds from issuance of common stock	—	48,277
Net cash (used in) provided by financing activities	37,231	68,040

Effect of exchange rate changes in cash and cash equivalents	8	5,679
Net increase (decrease) in cash and cash equivalents	697	(26,247)

Cash and cash equivalents, beginning balance	144	27,208
Cash and cash equivalents, ending balance	$841	$961

Supplement Disclosures:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WENYUAN GROUP CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit

Balance March 31, 2026	—	$—	82,610,375	$8,262	$21,842,920	$(21,928,508)	$1,260	$(76,066)

Other comprehensive income	—	—	—	—	—	—	(1,216)	(1,216)
Net loss	—	—	—	—	—	(52,416)	—	(52,416)
Balance June 30, 2026	—	$—	82,610,375	$8,262	$21,842,920	$(21,980,924)	$44	$(129,698)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit

Balance December 31, 2025	—	$—	82,610,375	$8,262	$21,842,920	$(21,864,834)	1,584	$(12,068)

Other comprehensive income	—	—	—	—	—	—	(1,540)	(1,540)
Net loss	—	—	—	—	—	(116,090)	—	(116,090)
Balance June 30, 2026	—	$—	82,610,375	$8,262	$21,842,920	$(21,980,924)	$44	$(129,698)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance, March 31, 2025	—	$—	80,884,279	$8,089	$21,325,264	$(21,311,751)	$547	$22,149
Common stock issued for cash	—	—	160,923	16	48,261	—	—	48,277
Other comprehensive income	—	—	—	—	—	—	6,146	6,146
Net loss	—	—	—	—	—	(78,819)	—	(78,819)
Balance, June 30, 2025	—	$—	81,045,202	$8,105	$21,373,525	$(21,390,570)	$6,693	$(2,247)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance December 31, 2024	—	$—	80,884,279	$8,089	$21,325,264	$(21,225,791)	$85	$107,647
Common stock issued for cash	—	—	160,923	16	48,261	—	—	48,277
Other comprehensive income	—	—	—	—	—	—	6,608	6,608
Net loss	—	—	—	—	—	(164,779)	—	(164,779)
Balance, June 30, 2025	—	$—	81,045,202	$8,105	$21,373,525	$(21,390,570)	$6,693	$(2,247)

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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

	Average Rate for the three months ended June 30,				Average Rate for the six months ended June 30,
	2026		2025		2026		2025
China yuan (RMB)	RMB	6.8044	RMB	7.2324	RMB	6.8639	RMB	7.2527
United States dollar ($)		$1.0000		$1.0000		$1.0000		$1.0000

	Exchange Rate at
	June 30, 2026		December 31, 2025
China yuan (RMB)	RMB	6.7855	RMB	6.8990
United States dollar ($)		$1.0000		$1.0000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of June 30, 2026 and December 31, 2025, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis. The carrying value of the Company’s cash, shareholder loans and accounts payable and accrued liabilities approximates the fair value due to the short-term maturity.

Segment Reporting

The Company adopted ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on January 1, 2024 retrospectively, which focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. During the three and six months ended June 30, 2026 and 2025, the Company had one single segment based on management structure located in Hangzhou, PRC. Because substantially all of the Company’s long-lived assets and revenues are located in and derived from the PRC, the Company does not distinguish between markets for the purpose of internal reporting, and therefore, geographical segments are not presented. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Since the Company operates in one segment, segment revenue, profit or loss required by “Segment Reporting” is disclosed in the consolidated statements of operations and other comprehensive income. The Company determines that selling, general and administrative expenses (“SG&A”) are the significant segment expenses. SG&A expenses for the three months ended June 30, 2026 and 2025 were $34,849 and $68,389, respectively. SG&A expenses for the six months ended June 30, 2026 and 2025 were $80,265 and $134,377, respectively. Other segment items, representing the aggregated residual amount reconciling from segment revenue, significant segment expense and segment profit or loss, mainly professional fees and personnel compensation expenses.

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

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2026, the Company incurred a net loss of $116,090. The Company had an accumulated deficit of $21,980,924 as of June 30, 2026. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	June 30, 2026	December 31, 2025

Equipment	$37,592	$36,995
Property		267,576
Less: accumulated depreciation	(19,357)	(47,902)
Less: write-off for litigation		(235,268)
Less: impairment	(6,398)	(6,207)
Total property and equipment, net	$11,837	$15,194

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

Depreciation expenses were $3,423 and $8,823 for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, the depreciation expenses were $1,533 and $4,227, respectively. The difference with the change in accumulated depreciation was due to exchange difference.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2026 and December 31, 2025, accounts payable and accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Account payable	$33,537	$3,334
Payroll and welfare payables	78,955	52,968
Other payable and Accrued taxes payable	9,085	18,452
Total	$121,577	$74,754

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stocks

As of June 30, 2026 and December 31, 2025, the Company had 82,610,375 and 82,610,375 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company’s common shares issuable under the 2022 Equity Incentive Plan totaled 51,020 and 51,020, respectively.

2023 Equity Incentive Plan

As of June 30, 2026, no shares have been issued under the Company’s 2023 Equity Incentive Plan, and the Company’s common shares issuable under the 2023 Equity Incentive Plan totaled 5,000,000 and 5,000,000, respectively.

A summary of equity incentive activities is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Issued and vested as of January 1, 2025	8,780,000	$0.15
Granted and vested	1,168,980	0.30
Issued and vested as of June 30, 2026 and December 31, 2025	9,948,980	$0.17

Deposits Received

As of June 30, 2026, the Company received $38,317 as deposits for a proposed common stock issuance. The transaction remains subject to definitive agreements and closing conditions, and ultimate issuance is uncertain. Pending completion or termination, these funds are recorded in Deposits Received and are refundable if the transaction is not consummated.

WENYUAN GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

From time to time, the Company borrows from the President of the Company and his wife for its normal business operations. The borrowing bear is unsecured, non-interest-bearing and due on demand. As of December 31, 2025, the total loans payable to these related parties were $8,465. During the six months ended June 30, 2026 and 2025, the advances from these two related parties were $6,169 and $50,968, respectively. The total repayments to these two related parties were $6,818 and $31,205, respectively, for the six months ended June 30, 2026 and 2025. As of June 30, 2026, the balance of the loan due to our President was $9,082, with a difference of $118 due to the fluctuation of foreign exchange.

During the six months ended June 30, 2026 and 2025, the Company recognized employee compensation expenses of $26,096 and $25,150, respectively, to the related parties including the President, his wife and daughter. During the three months ended June 30, 2026 and 2025, the Company recognized employee compensation expenses of $13,287 and $12,612. As of June 30, 2026 and December 31, 2025, the compensation payable to these related parties totaled $61,804 and $40,432, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

During the year ended December 31, 2023, HWAC purchased inventory in the total amount of $40,373 from Hangzhou Wenyuan Yiyun Media Co., Ltd. (FKA: Hangzhou Longwen Culture Media Ltd.) (“HZWY”), an entity under the control by the daughter of the President of the Company. As of June 30, 2026 and December 31, 2025, the amount payable to HZWY totaled $2,672 and $2,618, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet.

During the year ended December 31, 2025, the Company had offline product sales from related parties totaling $24,627. As of December 31, 2025, the accounts receivable from related parties was $28,597. The amount was unsecured, non-interest-bearing and due on demand. As of June 30, 2026, the amount was paid in full.

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

Results of operation for the three months ended June 30, 2026 and 2025

Operating Expense

For the three months ended June 30, 2026, our operating expense amounts to $51,819, as compared to $78,392 for the three months ended June 30, 2025, a decrease of $26,573. The decrease was mainly due to the decreased in general and administrative expenses.

During the three months ended June 30, 2026 and 2025, the Company incurred selling, general and administrative expenses of $34,849 and $68,389, respectively. The SG&A cost decreased mainly due to less activities during current quarter.

Net Loss

The net loss was $52,416 and $78,819 for the three months ended on June 30, 2026 and 2025, respectively. The decrease in net loss in the current quarter was mainly due to lower activities during the current quarter.

Results of operation for the six months ended June 30, 2026 and 2025

Operating Expense

For the six months ended June 30, 2026, our operating expense amounts to $115,235, as compared to $162,380 for the six months ended June 30, 2025, a decrease of $47,145. The decrease was mainly due to lower activities in the current period.

During the six months ended June 30, 2026 and 2025, the Company incurred selling, general and administrative expenses of $80,265 and $134,377, respectively. The SG&A cost decreased mainly to lower activities during current quarter.

Net Loss

The net loss was $116,090 and $164,779 for the six months ended on June 30, 2026 and 2025, respectively. The decrease in net loss in the current quarter was mainly due to the decreased activities in the current period.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $21,980,924 and $21,864,834, respectively. As of June 30, 2026, we had cash of $841 and a working capital deficit of $156,548. As of December 31, 2025, we had cash of $144 and a working capital deficit of $40,870. The increase in the working capital deficit was primarily due to the higher accounts payable and accrued expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WENYUAN GROUP CORP.

Date: October 13, 2026	/s/ Xizhen Ye
Xizhen Ye, Chief (Principle) Executive Officer

Date: October 13, 2026	/s/ Xizhen Ye
Xizhen Ye, Chief (Principle) Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief (Principle) Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Chief (Principle) Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Chief (Principle) Executive Officer and President and Chief (Principle) Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

